Form 10QSB
period 1999-06-30
DICOM IMAGING SYSTEMS INC
filed 1999-10-28
CIK 1088537

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10Q-SB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                 SECURITIES AND EXCHANGE COMMISSION FILE NUMBER
                                   000-26369


                          DICOM IMAGING SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                                         88-0422026
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                             1350 E. FLAMINGO ROAD
                                   SUITE 847
                              LAS VEGAS, NV 89119
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (877) 624-6243
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 (520) 441-8755
              (REGISTRANT'S FACSIMILE NUMBER, INCLUDING AREA CODE)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                             YES [ ]        NO  [X]


         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1999, was 2,400,000.


===============================================================================

                          DICOM IMAGING SYSTEMS, INC.

                          PART I-FINANCIAL INFORMATION


                                                                                                  PAGE
                                                                                                  ----
Item 1.  Financial Statements:

         Condensed Statements of Operations for the three month period ended June 30, 1999........................................................................3

         Balance Sheet at June 30, 1999.............................................................4

         Condensed Statements of Cash Flows for the three month period ended June 30, 1999........................................................................5

         Notes to Unaudited Condensed Financial Statements..........................................6-7

         Item 2.  Management's Plan of Operation for the twelve month period beginning June 30, 1999....................................................................8-9


                           PART II-OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................9

Item 2.  Changes in Securities......................................................................9

Item 3.  Defaults Upon Senior Securities............................................................9

Item 4.  Submission of Matters to a Vote of Security Holders........................................9

Item 5.  Other Information..........................................................................9

Item 6.  Exhibits and Reports on Form 8-K...........................................................9

Signatures..........................................................................................9

Exhibit 27.1 Financial Data Schedule................................................................10


INFORMATION REQUIRED IN QUARTERLY REPORT

CERTAIN FORWARD-LOOKING INFORMATION

         The information contained in this Quarterly Report includes forward-looking statements. Since this information is based on current expectations which involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          DICOM IMAGING SYSTEMS, INC.
                            PROFIT & LOSS STATEMENT
                          For Months April - June 1999


INCOME

COST OF SALES

GROSS PROFIT                                                                                 $      --
                                                                                             ---------
EXPENSES
    GENERAL & ADMINISTRATIVE EXP
       Development                                                   $ 10,769
    TOTAL GENERAL & ADMINISTRATIVE EXP                                           $ 10,769
                                                                                 --------
    START-UP EXPENSES
       NASD Filing                                                    139,071
       Video                                                            1,801
       Master CD                                                        4,919
       Initial Mailing                                                 33,735
       Equipment                                                        1,175
       TS Booth                                                         1,189
       TS Costs                                                        10,668
       Web Design                                                       1,534
       Ads                                                             19,453
       Travel                                                          21,012
       Legal                                                           36,326
       Start-up Overhead                                              325,312
       Contingency                                                     42,159
    TOTAL START-UP EXPENSES                                                       638,352
                                                                                 --------
    OVERHEAD
       Telephone                                                        3,164
       Office Supplies                                                     69
       Miscellaneous                                                    1,392
       Courier                                                            525
       Wages                                                            3,793
       Employer Payroll Tax Expense                                  $    256
    TOTAL OVERHEAD                                                               $  9,200
                                                                                 --------
TOTAL EXPENSES                                                                                 658,320
                                                                                             ---------
OPERATING PROFIT                                                                              (658,320)
                                                                                             ---------
NET INCOME (LOSS) BEFORE INCOME TAXES                                                        $(658,320)
                                                                                             ---------
BENEFIT FROM INCOME TAXES                                                                      223,829
                                                                                             ---------
NET INCOME (LOSS)                                                                            $(424,491)
                                                                                             =========
NET INCOME (LOSS) PER SHARE                                                                  $ (0.1810)
                                                                                             =========


* Average number of common shares outstanding 2,400,000.

                           DICOM IMAGING SYSTEMS, INC
                                 BALANCE SHEET
                              As At June 30, 1999


Assets
     CURRENT ASSETS
        CASH ON HAND
           Wells Fargo Checking USD                 $  5,045
           Check Register                             16,323
           Savings Register                          134,015
                                                    --------
        TOTAL CASH ON HAND                                        $ 155,383
        Merchant Receivables                                             --
        Accounts Receivable                                              --
        Dicom Software Loan Receivable                               44,202
                                                                 ----------
     TOTAL CURRENT ASSETS                                                      $  199,585
     LONG TERM ASSETS
        Deferred Tax Asset                                          258,827
        Computer Equipment
           Comp Equip - Orig Cost                     47,539
                                                    --------
        TOTAL COMPUTER EQUIPMENT                                     47,539
        Demonstration Equipment
           Demo Equip - Orig Cost                   $ 12,916
                                                    --------
        TOTAL DEMONSTRATION EQUIPMENT                                12,916
                                                                 ----------
     TOTAL FIXED ASSETS                                                           319,282
                                                                                ---------
TOTAL ASSETS                                                                                  $518,867
                                                                                              ========

LIABILITIES
     CURRENT LIABILITIES
        Accounts Payable                                             21,224
                                                                 ----------
     TOTAL CURRENT LIABILITIES                                                     21,224
     Tax Liabilities
        GST Collected                                                    71
                                                                 ----------
     TOTAL TAX LIABILITIES                                                             71
                                                                                ----------
TOTAL LIABILITIES                                                                               21,294

EQUITY
     OWNER'S/SHAREHOLDER'S EQUITY
        Owner/Sharehldr Investment                               $1,000,000
                                                                 ----------
     TOTAL OWNER'S/SHAREHOLDER'S EQUITY                                         1,000,000
     RETAINED EARNINGS                                                            (67,936)
     CURRENT YEAR EARNINGS                                                     $ (434,491)
                                                                                ----------
TOTAL EQUITY                                                                                   497,573
                                                                                              ---------

TOTAL LIABILITY & EQUITY                                                                      $518,867
                                                                                              =========

                          DICOM IMAGING SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
                          For Months April - June 1999


CASH FLOWS FROM OPERATING ACTIVITIES

(Net loss)                                                        $(434,491)

Increase in deferred taxes                                         (223,829)
Deduct loan receivable                                              (44,202)
Add back accounts payable increase                                   21,224
Add back tax liabilities                                                 71

Net Cash (Used) In Operating Activities                            (681,227)
                                                                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                  25,541
                                                                  ---------

CASH FLOW FROM FINANCING ACTIVITIES

Issuance of common stock for cash                                   639,250
                                                                  ---------

Net increase (decrease) in cash                                     (67,518)
                                                                  =========

Cash, April 1, 1999                                                 222,902
Cash, June 30, 1999                                                 155,384
Reconciliation of cash decrease                                   $ (67,518)
                                                                  ---------

                          DICOM IMAGING SYSTEMS, INC.

                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                            April 1 - June 30, 1999


                NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated March 17, 1999 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

In March of 1999 the Company entered into a license and distribution agreement with Torchmark Holdings to secure rights to image archiving and retrieval software for use in dental diagnostic procedures and for other applications.

              NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHOD

The Company records income and expenses on the accrual method.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life. Computer hardware and equipment is depreciated over a period of three years.

INCOME TAXES

Income Taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. There were no such costs expensed as of March 31, 1999.

LOSS PER SHARE

Net loss per share is provided in accordance with Statement of Financial accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The common stock equivalents outstanding at March 31, 1999 are anti dilutive.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period from April 1 - June 30, 1999 due to the net loss and no Nevada state income tax in the state of the Company's domicile.

The tax effects of temporary differences that give rise to deferred tax assets by applying the U.S. federal income tax rate of 34% to pretax loss of 658,320 results in a deferred tax asset of $223,829 at June 30, 1999 for the first quarter.

        Net Operating Losses                           $223,829
        Less:  valuation allowance                     $     --
                                                       --------
        Net deferred tax assets                        $223,829
                                                       ========

The deferred taxes are presented in the balance sheet as a long term asset.

At June 30, 1999 the Company has net operating loss carryfowards for federal income tax purposes of $761,642, which are available to offset future taxable income through 2019.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible.

                         NOTE 4 - STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $0.001 per share. Issued and outstanding common stock shares equal to 2,400,000 were issued on March 31, 1999.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share. No preferred stock shares were issued and outstanding at June 30, 1999.

Item 2. Management's Plan of Operation over the twelve month period beginning June 30, 1999

         Dicom Imaging Systems, Inc., a Nevada Corporation ("Dicom" or "DIS" or the "Company") is a development stage software provider to the dental industry and associated groups. It is the plan of Dicom to capture market share of imaging software in dentistry by producing and distributing, free of charge, an imaging software application known as IMAGE EXPLORER AND IMAGE EDITOR ("Image Explorer") to dentists, dental specialists, dental laboratories, dental insurance companies, and educational facilities throughout North America. Dicom requires registration of its Image Explorer product by its customers through a telephone registration system. At the point of registration of IMAGE EXPLORER, it is anticipated that Dicom representatives will market a series of value added software modules, support services and select imaging hardware devices to its software registrants.

         The core Image Explorer product functions primarily as a means for dental professionals to categorize, manage and manipulate patient images by means of a visual interface. The value added software modules each provide products to assist dental professionals with a specific area of image management and manipulation, such as cosmetic whitening procedures on teeth. The value added software modules can be added and integrated as dental professionals become more familiar with the Dicom's Image Explorer technology. Dicom had not yet commenced sales of its Image Explorer product at June 30, 1999. Sales of the Image Explorer product were comennced in July, 1999.

         Dicom's plan of operation over the next twelve months is to continue to develop and improve the Software throughout the year, responding to customer comments and requests and producing an updated version of the core product, Image Explorer. Dicom intends to aggressively capture market share over the next twelve months through attendance at nearly every significant dental tradeshow held in Canada and the United States. We plan to staff our booths at these tradeshows with Dicom personnel who can explain and market our product to the dentists in attendance. In addition, Dr. Gane plans an aggressive lecture, seminar campaign, where he will speak to audiences of dental professionals throughout Canada about dental imaging in general and Image Explorer in particular. Because Dr. Gane receives a number of invitations to speak throughout the year to dental professionals eager to improve and develop their practices, we feel that these events provide him with an opportunity to promote Image Explorer throughout the year to a large number of dental professionals.

         Dicom intends over the next twelve months to negotiate supply relationships with most of the major dental product distributors in North America and to greatly expand the number of distributors who stock the Dicom product. Dicom has planned an aggressive advertising campaign in Dental Products Report and other dental trade magazines to continue to promote Image Explorer throughout the year to dental professionals.

         Dicom intends to purchase the license rights to the medical version of the Image Explorer product from Torchmark. Originally, Dicom had anticipated purchasing and commencing development on the medical version of the Image Explorer software in October, 1999. Presently, management anticipates that his will occur by December, 1999. Management intends to spend the balance of the next twelve months developing and marketing the medical version of Image Explorer to medical professionals.

         Dicom intends to develop and enhance its web site over the next twelve months and to drive traffic to the site by pursuing links with other dental related sites and by purchasing banner advertisements on dental product sites. Dicom is currently in discussions with various Internet consultants to add multimedia and enhanced functionality to the web site, as well as improve graphic design elements.

         Dicom intends to streamline its customer support functions over the next twelve months through extensive scripting of commonly experienced technical and product usage problems as they are encountered by our customer support staff. In addition, Dicom intends to begin its intensive telemarketing campaign and to continue it throughout the next twelve months, with a goal of contacting by telephone all leads generated by our presence at trade shows, Dr. Gane's lectures, through our web site and through reader responses to our advertisements in dental trade maganizes.

         In addition to developing an upgraded version of the core Image Explorer product during the next twelve months, Dicom intends to develop other value-added software modules and other methods for enhancing its revenue stream, including corporate partnering agreements and agreements to bundle the Image Explorer core product with other manufacturer's hardware products.

         Under the terms of Dicom's stock subscription agreements with its common shareholders, Dicom is prohibited from raising additional capital through the sale of new equity in the company or through the undertaking of any material indebtedness without the consent of the shareholders. Therefore, Dicom has no immediate plans to raise additional capital. Dicom anticipates that this prohibition on new equity issuances and indebtedness will be lifted by the end of the first quarter of 2000. At that time, Dicom will re-evaluate its capital needs and growth requirements.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit 27.1  Financial Data Schedule

(b)      Reports on 8-K

         None.

SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


DICOM IMAGING SYSTEMS, INC.
(Registrant)


Date: October 26, 1999



By: /s/ David Gane
--------------------------------------
David Gane
President and Chief Executive Officer