Form 10QSB
period 1999-09-30
DICOM IMAGING SYSTEMS INC
filed 1999-11-09
CIK 1088537

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10Q-SB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                            YES [ ]      NO [X]

      The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of September 30, 1999, was 2,400,000.


================================================================================

                           DICOM IMAGING SYSTEMS, INC.

                                    PART I-FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----
Item 1.  Financial Statements:

         Balance Sheet at September 30, 1999........................................................3

         Condensed Statements of Operations for the three month period ended September 30, 1999...................................................................4

         Condensed Statements of Cash Flows for the three month period ended September 30, 1999...................................................................5

         Notes to Unaudited Condensed Financial Statements..........................................6-7

         Item 2.  Management's Plan of Operation for the twelve month period beginning September 30, 1999...............................................................8-9

                                      PART II-OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................................9

Item 2.  Changes in Securities......................................................................9

Item 3.  Defaults Upon Senior Securities............................................................9

Item 4.  Submission of Matters to a Vote of Security Holders........................................9

Item 5.  Other Information 9

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

-------------------------------------------------------------------------------
                           DICOM IMAGING SYSTEM, INC.
--------------------------------------------------------------------------------
                                  BALANCE SHEET
                         For Month Ended September 1999





ASSETS
     CURRENT ASSETS
         CASH ON HAND
            Wells Fargo Checking USD                      $ 58,034
            Check Register                                  35,295
            Savings Register                                  (370)
                                                          --------
        Total Cash on Hand                                                 $ 92,959
         Intercompany Account                                                (73,038)
         Accounts Receivable                                                 511,022
         Dicom Software Loan Receivable                                       44,201
         Deferred Charges                                                     27,058
                                                                          ----------
     TOTAL CURRENT ASSETS                                                                  $ 602,202
     FIXED ASSETS
         Deferred Tax Assets                                                                 130,809
         Computer Equipment
            Comp Equip - Original Cost                      47,784
            Comp Equip - Acc. Depreciation                  (6,892)
                                                          --------
         TOTAL COMPUTER EQUIPMENT                                             40,892
            Demo Equip - Original Cost                      13,328
            Demo Equip - Acc. Depreciation                  (1,062)
                                                          --------
         Total Demonstration Equipment                                        12,266
                                                                          ----------
     TOTAL FIXED ASSETS                                                                       53,158
                                                                                           ---------
TOTAL ASSETS                                                                                                $ 786,169
                                                                                                            =========
LIABILITIES
     CURRENT LIABILITIES
         Accounts Payable                                   28,340
         Accrued Liabilities                              $ 11,751
                                                          --------
     TOTAL CURRENT LIABILITIES                                                40,091
                                                                          ----------
TOTAL LIABILITIES                                                                             40,091

EQUITY
     Owner's/Shareholder's Equity                                          1,000,000
     Retained earnings                                                       (67,936)
     Current Years Earnings                                               $ (185,986)
                                                                          ----------
TOTAL EQUITY                                                                               $ 746,078
                                                                                           ---------
TOTAL LIABILITIES & EQUITY                                                                                  $ 786,169
                                                                                                            ---------

--------------------------------------------------------------------------------
                           DICOM IMAGING SYSTEM, INC.
--------------------------------------------------------------------------------
                             PROFIT & LOSS STATEMENT
                            For Months July-Sept 1999


INCOME
    Software/Support                                        $ 655,456 ***
    Hardware                                                   35,986
    Freight Collected                                           2,677
    Discounts                                                    (201)
TOTAL INCOME                                                                $ 693,918

COST OF SALES                                                                  30,869
                                                                            ---------

GROSS PROFIT                                                                  663,049

EXPENSES
    GENERAL & ADMINISTRATIVE EXP
       Salaries                                                81,307
       Development                                             32,733
                                                             --------
    TOTAL GENERAL & ADMINISTRATIVE EXP                                        114,040
    START-UP EXPENSES
       Video                                                    3,436
       Initial Mailing                                          4,631
       TS Costs                                                23,519
       Web Design                                               6,248
       Ads                                                      9,001
       Travel                                                  24,530
       Legal                                                   36,137
       Investor Relations                                       2,509
       Bank charges                                          $    109
                                                             --------
    TOTAL START-UP EXPENSES                                                   110,120
    OVERHEAD                                                                   62,366
                                                                            ---------
TOTAL EXPENSES                                                                286,526

NET INCOME (LOSS) BEFORE TAXES                                                376,523


INCOME TAX EXPENSE                                                            128,018
                                                                            ---------

NET INCOME (LOSS)                                                           $ 248,505
                                                                            =========

NET INCOME (LOSS) PER SHARE BEFORE TAXES                                    $  0.1569
                                                                            =========
NET INCOME (LOSS) PER SHARE AFTER TAXES                                     $  0.1035
                                                                            =========

*Average number of common shares outstanding 2,400,000.
*** Please see the accompanying notes

--------------------------------------------------------------------------------
                           DICOM IMAGING SYSTEM, INC.
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS
                        For Months July - September 1999






CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit                                                     $ 248,505

    Decrease in deferred taxes                                   128,018
    Deduct loan receivable                                       (44,201)
    Deduct accounts receivable increase                         (511,201)
    Add back accounts payable increase                             7,116
    Increase in accrued liabilities                               11,751
    Deduct intercompany transfers                                 73,038
    Add back legal advance                                        25,915

Net Cash (Used) In Operating Activities                          (61,059)
                                                               ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property and equipment                              412
                                                               ---------

CASH FLOW FROM FINANCING ACTIVITIES                                    -

Net increase (decrease) in cash                                  (61,471)
                                                               =========

    Cash, July 1, 1999                                           155,384
    Cash, September 30, 1999                                      93,913
Reconciliation of cash decrease                                $ (61,471)
                                                               =========

                           DICOM IMAGING SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           July 1 - September 31, 1999

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

NOTE 3 - INCOME TAXES

The company reported a net income before taxes of $376,523 for the quarter ending September 30, 1999. By applying the U.S. federal income tax rate of 34% to pretax income, the company is reducing it's deferred tax asset by $128,018 and recording a tax expense of same.

        ---------------------------------------------- -----------------
        Net Operating Losses                           $130,809
        ---------------------------------------------- -----------------
        Less:  valuation allowance                     $ -
        ---------------------------------------------- -----------------
        Net deferred tax assets                        $130,809
        ---------------------------------------------- -----------------

The deferred taxes are presented in the balance sheet as a long term asset.

At September 30, 1999 the Company has net operating loss carryfowards for federal income tax purposes of $385,119, which are available to offset future taxable income through 2019.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share. No preferred stock shares were issued and outstanding at September 30, 1999.


                          NOTE 5 - REVENUE RECOGNITION

THE REVENUE OF THE AMENDED AND RESTATED LICENSE AGREEMENT IS CONTINGENT ON THE COMPANY MEETING CERTAIN MILESTONES. THERE CAN BE NO ASSURANCE THAT SUCH MILESTONES WILL BE MET. The $655,456 in Software sales reflects a $600,000 sale of a license agreement pursuant to the Amended and Restated License Agreement effective September 29, 1999 and attached to this filing as an exhibit. In July of 1999, Dicom had entered into a Software Agreement with Knowledge Systems International ("Software Agreement") whereby Knowledge Systems International would pay a License Fee of $400,000 for a license to certain Dicom software. Knowledge Systems International breached this Software Agreement in August, 1999 due to non-payment. The Licensee of the Amended and Restated License Agreement desired to engage in a collaboration, joint venture or equity arrangement with Dicom Imaging Systems, Inc. Upon learning that Knowledge Systems International had breached its Software Agreement with Dicom due to non-payment, the Licensee desired to negotiate a License to assume some of the profits that Knowledge Systems International would have earned under the Software Agreement. Dicom and Licensee negotiated a License Agreement and then an Amended and Restated License Agreement, whereby Licensee would earn up to $50,000 in royalties for a License to the Image Explorer Software in exchange for payment of a License Fee of $600,000. Only $100,000 of the License Fee has been paid to date. There are certain milestones that must be reached in order for the remaining $500,000 to be paid. The first Milestone is that Dicom must have its application to trade on the NASD OTC Bulletin Board approved by January 31, 2000. In addition, Dicom has represented to Licensee that there will be total sales of at least $400,000 of the Licensed Software by January 31, 2000, total sales of at least $600,000 by March 31, 1999, total sales of at least $800,000 by May 31, 1999 and total sales of $1,000,000 by June 30, 1999 ("Sales Milestones"). If any of the Sales Milestones are not met, Licensee is entitled to (1) cancel the License and (2) request a refund of License Fees paid to date, less any paid Royalty Payments. Dicom must pay the Licensee 50% of its gross revenue from the sale of the Image Explorer Software for the three year term of the License, up to a maximum of the total of the License Payments plus $50,000. While management anticipates that all of the milestones will be met, there can be no assurance that this will be the case. While management has been advised by the auditors of Dicom that the full $600,000 License Fee may be recognized as sales revenue in this quarter ending September 30, 1999, it is possible that Dicom will realize no net revenue from the Amended and Restated License Agreement if the milestones are not met.

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

         The core Image Explorer product functions primarily as a means for dental professionals to categorize, manage and manipulate patient images by means of a visual interface. The value added software modules each provide products to assist dental professionals with a specific area of image management and manipulation, such as cosmetic whitening procedures on teeth. The value added software modules can be added and integrated as dental professionals become more familiar with the Dicom's Image Explorer technology. Dicom had not yet commenced sales of its Image Explorer product at June 30, 1999. Sales of the Image Explorer product were commenced in July, 1999.

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

         Dicom intends to streamline its customer support functions over the next twelve months through extensive scripting of commonly experienced technical and product usage problems as they are encountered by our customer support staff. In addition, Dicom intends to begin its intensive telemarketing campaign and to continue it throughout the next twelve months, with a goal of contacting by telephone all leads generated by our presence at trade shows, Dr. Gane's lectures, through our web site and through reader responses to our advertisements in dental trade magazines.

         In addition to developing an upgraded version of the core Image Explorer product during the next twelve months, Dicom intends to develop other value-added software modules and other methods for enhancing its revenue stream, including corporate partnering agreements and agreements to bundle the Image Explorer core product with other manufacturer's hardware products.

         Under the terms of Dicom's stock subscription agreements with its common shareholders, Dicom is prohibited from raising additional capital through the sale of new equity in the company or through the undertaking of any material indebtedness without the consent of the shareholders. Dicom intends, however, to obtain a waiver of this prohibition in November of 1999, at which point Dicom intends to undertake a limited offering of its securities. Management has not yet determined the terms or amount of such a potential offering.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

         In July of 1999, Dicom had entered into a Software Agreement with Knowledge Systems International ("Software Agreement") whereby Knowledge Systems International would pay a License Fee of $400,000 for a license to certain Dicom software. Knowledge Systems International breached this Software Agreement in August, 1999 due to non-payment. Dicom negotiated an Amended and Restated License Agreement in September, 1999 with another party for a $600,000 license fee. This license fee is contingent on Dicom meeting certain Milestones. The first Milestone is that Dicom must have its application to trade on the NASD OTC Bulletin Board approved by January 31, 2000. In addition, Dicom has represented to Licensee that there will be total sales of at least $400,000 of the Licensed Software by January 31, 2000, total sales of at least $600,000 by March 31, 1999, total sales of at least $800,000 by May 31, 1999 and total sales of $1,000,000 by June 30, 1999 ("Sales Milestones"). If any of the Sales Milestones are not met, Licensee is entitled to (1) cancel the License and (2) request a refund of License Fees paid to date, less any paid Royalty Payments. Dicom must pay the Licensee 50% of its gross revenue from the sale of the Image Explorer Software for the three year term of the License, up to a maximum of the total of the License Payments plus $50,000. While management anticipates that all of the milestones will be met, there can be no assurance that this will be the case. While management has been advised by the auditors of Dicom that the full $600,000 License Fee may be recognized as sales revenue in this quarter ending September 30, 1999, it is possible that DICOM WILL REALIZE NO NET REVENUE FROM THE AMENDED AND RESTATED LICENSE AGREEMENT IF THE MILESTONES ARE NOT MET.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit 10.1 Amended and Restated License Agreement between Registrant and Douglas Campbell effective September 29, 1999.

Exhibit 27.1  Financial Data Schedule

(b)      Reports on 8-K

         None.

SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DICOM IMAGING SYSTEMS, INC.
---------------------------
(Registrant)

Date: November 7, 1999
      ----------------

By: /s/ David Gane
    --------------------------
David Gane
President and Chief Executive Officer