Form 10QSB/A
period 1999-09-30
DICOM IMAGING SYSTEMS INC
filed 2000-01-25
CIK 1088537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10Q-SB
                                 AMENDMENT NO. 1


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

                          DICOM IMAGING SYSTEMS, INC.

                          PART I-FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1.  Financial Statements:

         Balance Sheet at September 30, 1999 ...................................  4

         Consolidated Statement of Operations for the period from
         March 17, 1999 to September 30, 1999 ..................................  5

         Consolidated Statement of Operations for the interim period from April 1, 1999 to September 30, 1999 ..............................  6

         Consolidated Statement of Operations for the three month period ended September 30, 1999 ......................... ....................  7

         Statement of Stockholders Equity for the interim period from March 17,
         1999 to September 30, 1999 ............................................  8

         Consolidated Statement of Cash Flows for the period from March 17, 1999 to September 30, 1999 .................................................  9

         Consolidated Statement of Cash Flows for the interim period from
         April 1, 1999 to September 30, 1999 ................................... 10

         Consolidated Statement of Cash Flows for the three month period ended September 30, 1999............................................... 11

         Notes to Unaudited Consolidated Financial Statements................... 12

         Item 2.  Management's Plan of Operation for the twelve month period beginning September 30, 1999........................................... 14


                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings...................................................... 15

Item 2.  Changes in Securities.................................................. 15

Item 3.  Defaults Upon Senior Securities........................................ 15

Item 4.  Submission of Matters to a Vote of Security Holders.................... 15

Item 5.  Other Information ..................................................... 16

Item 6.  Exhibits and Reports on Form 8-K....................................... 16

Signatures...................................................................... 17

Exhibit 27.1 Financial Data Schedule


INFORMATION REQUIRED IN QUARTERLY REPORT

CERTAIN FORWARD-LOOKING INFORMATION

         The information contained in this Quarterly Report includes forward-looking statements. Since this information is based on current expectations which involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           DICOM IMAGING SYSTEMS, INC

                           CONSOLIDATED BALANCE SHEET
     As of September 30, 1999, with comparative figures for March 31, 1999
                                   (Unaudited)
                          (Development Stage Company)

                                                    September 30, 1999   March 31, 1999
                                                    ------------------   --------------
ASSETS
  CURRENT ASSETS
    CASH ON HAND
      Checking Accounts                                  $  76,300        $  11,863
      Savings Accounts                                       4,783          211,039
      Petty Cash                                               128               --
                                                         --------------------------
    TOTAL CASH ON HAND                                      81,211          222,902
    Stock Subscription Receivable                               --          443,950
    Accounts Receivable                                      2,669               --
    Prepaid Expenses                                        21,947
    Licensing Agreement Receivable                              --           97,500
    Dicom Software Loan Receivable                          66,093               --
                                                         --------------------------
 TOTAL CURRENT ASSETS                                      171,920          764,352
                                                         --------------------------
 LONG TERM ASSETS
    Deferred Income Tax                                    309,501           34,998
    Computer Equipment
      Comp Equip - Orig Cost                                48,825           34,914
      Comp Equip - Accum. Dep'n                             (8,087)               0
                                                         --------------------------
   Net Computer Equipment                                   40,738           34,914
                                                         --------------------------
   Demonstration Equipment
      Demo Equip - Orig Cost                                14,324               --
      Demo Equip - Accum. Dep'n                             (1,366)              --
                                                         --------------------------
   Net Demonstration Equipment                              12,958               --
                                                         --------------------------
 TOTAL LONG TERM ASSETS                                    363,197           69,912
                                                         --------------------------

TOTAL ASSETS                                             $ 535,117        $ 834,264
                                                        ===========================

LIABILITIES
  CURRENT LIABILITIES
    Accounts payable                                     $  86,325              $--
    Deferred revenue                                       100,000               --
                                                        ---------------------------
  TOTAL CURRENT LIABILITIES                                186,325               --
                                                        ---------------------------
  Tax Liabilities
    Payroll Taxes                                            2,512               --
     GST Collected                                          (2,928)              --
                                                        ---------------------------
   TOTAL TAX LIABILITIES                                      (416)              --
                                                        ---------------------------
TOTAL LIABILITIES                                          185,909               --
                                                        ---------------------------

EQUITY
  OWNER'S/SHAREHOLDER'S EQUITY
    Common Stock                                             2,400            2,400
    Additional Paid In Capital                             947,600          899,800
                                                        ---------- ----------------
  TOTAL OWNER'S/SHAREHOLDER'S EQUITY                       950,000          902,200
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE        (600,792)         (67,936)
                                                        ---------- ----------------
TOTAL EQUITY                                               349,208          834,264
                                                        ---------- ----------------

TOTAL LIABILITY & EQUITY                                 $ 535,117        $ 834,264
                                                        ========== ================

                           DICOM IMAGING SYSTEMS, INC

                      CONSOLIDATED PROFIT & LOSS STATEMENT
            For the period from March 17, 1999 to September 30, 1999
                                   (Unaudited)
                          (Development Stage Company)


INCOME
    Software/Support                         55,134
    Hardware                                 37,958
    Miscellaneous                             3,127
    Freight Collected                         2,758
    Discounts                                  (200)
  TOTAL INCOME                                                        $  98,777

COST OF SALES                                                            31,592

GROSS PROFIT                                                          $  67,185
                                                                      ---------

EXPENSES
  GENERAL & ADMINISTRATIVE EXP
    Salaries                                 79,902
    Development                              38,672
TOTAL GENERAL & ADMINISTRATIVE EXP                      $ 118,574
                                                        ---------
START-UP EXPENSES
    NASD Filing                             138,545
    Video                                     5,217
    Master CD                                 4,900
    Initial Mailing                          38,220
    Equipment                                 1,171
    Tradeshow Booth                           1,184
    Tradeshow Costs                          40,751
    Web Design                                7,753
    Ads                                      40,522
    Travel                                   44,525
    Legal                                    23,011
    Investor relations                           --
    Start-up Overhead                       372,976
    Contingency                              42,000
  TOTAL START-UP EXPENSES                                 760,775
                                                        ---------
  OVERHEAD
    Rent                                      5,524
    Telephone                                 9,179
    Office equipment lease                    8,608
    Consulting                                8,083
    Web Site Maintenance                      2,969
    Office Supplies                           2,784
    Miscellaneous                             1,475
    Printing                                  6,520
    Courier                                   6,163
    Mailings                                 10,409
    Wages                                    25,288
    Employer Payroll Tax Expense              1,723
    Depreciation                              9,452
    Bank charges                                822
  TOTAL OVERHEAD                                        $  98,999
                                                        =========

TOTAL EXPENSES                                                          978,348
                                                                      ---------

OPERATING PROFIT                                                       (911,163)
                                                                      ---------

INTEREST INCOME                                                             999

FOREIGN EXCHANGE GAIN (LOSS)                                               (128)

NET INCOME (LOSS) BEFORE INCOME TAXES                                 $(910,292)

BENEFIT FROM INCOME TAXES                                               309,500

NET INCOME (LOSS)                                                     $(600,792)
                                                                      =========

NET INCOME (LOSS) PER SHARE                                               (0.24)
                                                                      =========

                          DICOM IMAGING SYSTEMS, INC.

                      CONSOLIDATED PROFIT & LOSS STATEMENT
        For the interim period from April 1, 1999 to September 30, 1999
                                   (Unaudited)
                          (Development Stage Company)


INCOME
    Software/Support                         55,134
    Hardware                                 37,958
    Miscellaneous                             3,127
    Freight Collected                         2,758
    Discounts                                  (200)
  TOTAL INCOME                                                          $98,777

COST OF SALES                                                            31,592

GROSS PROFIT                                                          $  67,185
                                                                      ---------

EXPENSES
  GENERAL & ADMINISTRATIVE EXP
    Salaries                                 79,902
    Development                              38,672
TOTAL GENERAL & ADMINISTRATIVE EXP                         $ 118,574
                                                           ---------
START-UP EXPENSES
    NASD Filing                             138,545
    Video                                     5,217
    Master CD                                 4,900
    Initial Mailing                          38,220
    Equipment                                   499
    Tradeshow Booth                           1,184
    Tradeshow Costs                          39,376
    Web Design                                7,753
    Ads                                      28,346
    Travel                                   44,525
    Legal                                    23,011
    Investor relations                           --
    Start-up Overhead                       283,977
    Contingency                              42,000
  TOTAL START-UP EXPENSES                                    657,553
                                                           ---------
  OVERHEAD
    Rent                                      5,524
    Telephone                                 9,179
    Office equipment lease                    8,608
    Consulting                                8,083
    Web Site Maintenance                      2,969
    Office Supplies                           2,784
    Miscellaneous                             1,475
    Printing                                  6,520
    Courier                                   6,163
    Mailings                                 10,409
    Wages                                    25,288
    Employer Payroll Tax Expense              1,723
    Depreciation                              9,452
    Bank charges                                822
  TOTAL OVERHEAD                                           $  98,999
                                                           ---------

TOTAL EXPENSES                                                          875,126
                                                                      ---------

OPERATING PROFIT                                                       (807,941)
                                                                      ---------

INTEREST INCOME                                                             710

FOREIGN EXCHANGE GAIN (LOSS)                                               (128)

NET INCOME (LOSS) BEFORE INCOME TAXES                                 $(807,359)

BENEFIT FROM INCOME TAXES                                               274,503

NET INCOME (LOSS)                                                     $(532,856)
                                                                      =========

NET INCOME (LOSS) PER SHARE                                               (0.24)
                                                                      =========

                          DICOM IMAGING SYSTEMS, INC.

                      CONSOLIDATED PROFIT & LOSS STATEMENT
                        For Months July - September 1999
                                   (Unaudited)
                          (Development Stage Company)



INCOME
    Software/Support                         54,348
    Hardware                                 37,274
    Miscellaneous                             3,127
    Freight Collected                         2,638
    Discounts                                  (200)
  TOTAL INCOME                                                          $97,187

COST OF SALES                                                            31,052

GROSS PROFIT                                                            $66,135
                                                                      ---------

EXPENSES
  GENERAL & ADMINISTRATIVE EXP
    Salaries                                 79,902
    Development                              33,792
  TOTAL GENERAL & ADMINISTRATIVE EXP                     $ 113,694
                                                         ---------
 START-UP EXPENSES
    NASD Filing                                   0
    Video                                     3,423
    Master CD                                     0
    Initial Mailing                           4,613
    Equipment                                     0
    Tradeshow Booth                               0
    Tradeshow Costs                          30,124
    Web Design                                6,225
    Ads                                       8,967
    Travel                                   23,592
    Legal                                    11,000
    Investor relations                            0
    Start-up Overhead                         6,617
    Contingency                                   0
  TOTAL START-UP EXPENSES                                   94,561
                                                         ---------
 OVERHEAD
    Rent                                      5,524
    Telephone                                 5,875
    Office equipment lease                    8,608
    Consulting                                8,083
    Web Site Maintenance                      2,969
    Office Supplies                           1,663
    Miscellaneous                                86
    Printing                                  6,520
    Courier                                   3,998
    Mailings                                 10,409
    Wages                                    18,550
    Employer Payroll Tax Expense              1,270
    Depreciation                              4,616
    Bank charges                                822
  TOTAL OVERHEAD                                         $  78,993
                                                         ---------
TOTAL EXPENSES                                                          287,248
                                                                      ---------

OPERATING PROFIT                                                       (221,113)
                                                                      ---------

INTEREST INCOME                                                             710

FOREIGN EXCHANGE GAIN (LOSS)                                                 71

                                                                      ---------
NET INCOME (LOSS) BEFORE INCOME TAXES                                 $(220,332)

BENEFIT FROM INCOME TAXES                                                74,913
                                                                      ---------

NET INCOME (LOSS)                                                     $(145,419)
                                                                      =========

NET INCOME (LOSS) PER SHARE                                               (0.07)
                                                                      =========

                           DICOM IMAGING SYSTEMS, INC

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            For the period from March 17, 1999 to September 30, 1999
                                   (Unaudited)
                          (Development Stage Company)



                                                                                     (Deficit)
                                                                                    Accumulated
                                                                  Additional           During
                                                                    Paid in          Development
Common Stock                   Number of Shares      Amount         Capital            Stage
-----------------------------  ----------------      ------       ----------           -----
Issued for cash
March 17, 1999                      1,400,000      $     1,400     $   803,300

Issued for licensing
and distribution agreement
March 31, 1999                      1,000,000      $     1,000     $    96,500

(Net Loss) March 17, 1999
(Inception) to March 31, 1999                                                         ($67,936)
                                   ----------      -----------     -----------       ---------
Balance March 31, 1999              2,400,000      $     2,400     $   899,800        ($67,936)

Additional paid in capital
received April 5, 1999                                                  97,800

Share issue costs                                                      (50,000)

(Net Loss) April 1, 1999                                                              (532,856)
to September 30, 1999
                                   ----------      -----------     -----------       ---------
Balance September 30, 1999          2,400,000      $     2,400     $   947,600       ($600,792)
                                   ----------      -----------     -----------       ---------

                          DICOM IMAGING SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
            For the period from March 17, 1999 to September 30, 1999
                                  (Unaudited)
                          (Development Stage Company)



CASH FLOWS FROM OPERATING ACTIVITIES

(Net loss)                                                            $(600,792)

Depreciation                                                              9,452
Increase in deferred taxes                                             (309,501)
Changes in non-cash working capital:
Increase in deferred revenue                                            100,000
Increase in accounts receivable                                          (2,669)
Increase in prepaid expenses                                            (21,947)
Increase in accounts payable                                             86,325
Decrease in tax liabilities                                                (416)

                                                                     ----------
Net Cash (Used) In Operating Activities                                (739,548)
                                                                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                     (63,148)
                                                                     ----------

CASH FLOW FROM FINANCING ACTIVITIES

Share issue costs                                                       (50,000)
Increase in short term loan to Dicom Software                           (66,093)
Receipt of Proceeds for Common Stock                                      2,400
Receipt of Additional Paid in Capital                                   997,600
                                                                     ----------

Net Cash Flow from Financing Activities                                 883,907

Net increase (decrease) in cash                                          81,211

Cash, March 17, 1999                                                         --

                                                                     ----------
Cash, September 30, 1999                                              $  81,211
                                                                     ==========

                          DICOM IMAGING SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
        For the interim period from April 1, 1999 to September 30, 1999
                                  (Unaudited)
                          (Development Stage Company)


CASH FLOWS FROM OPERATING ACTIVITIES

(Net loss)                                                            $(532,856)

Depreciation                                                              9,453
Increase in deferred taxes                                             (274,503)
Changes in non-cash working capital:
Increase in deferred revenue                                            100,000
Increase in accounts receivable                                          (2,669)
Increase in prepaid expenses                                            (21,947)
Increase in accounts payable                                             86,325
Decrease in tax liabilities                                                (416)


                                                                     ----------
Net Cash (Used) In Operating Activities                                (636,613)
                                                                     ----------


CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                     (28,235)
                                                                     ----------

CASH FLOW FROM FINANCING ACTIVITIES

Share issue costs                                                       (50,000)

Increase in short term loan to Dicom Software                           (66,093)
Receipt of Licensing Agreement                                           97,500
Receipt of Additional Paid in Capital                                    97,800
Receipt of Stock Subscription Receivable                                443,950
                                                                     ----------

Net Cash Flow from Financing Activities                                 523,157

Net increase (decrease) in cash                                        (141,691)

Cash, April 1, 1999                                                     222,902
                                                                     ----------
Cash, September 30, 1999                                              $  81,211
                                                                     ==========

                          DICOM IMAGING SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For Months July - September 1999
                                  (Unaudited)
                          (Development Stage Company)

CASH FLOWS FROM OPERATING ACTIVITIES

(Net loss)                                                            $(145,419)

Depreciation                                                              4,616
Increase in deferred taxes                                              (74,913)
Changes in non-cash working capital:
Increase in deferred revenue                                            100,000
Increase in accounts receivable                                          (2,669)
Increase in prepaid expenses                                            (21,947)
Increase in accounts payable                                             80,677
Decrease in tax liabilities                                              (1,298)


                                                                     ----------
Net Cash (Used) In Operating Activities                                 (60,953)
                                                                     ----------


CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                      (4,043)
                                                                     ----------

CASH FLOW FROM FINANCING ACTIVITIES

Share issue costs                                                       (25,000)

Increase in short term loan to Dicom Software                           (11,581)
                                                                     ----------

Net Cash Flow from Financing Activities                                 (36,581)

Net increase (decrease) in cash                                        (101,577)

Cash July 1, 1999                                                       182,788

                                                                     ----------
Cash, September 30, 1999                                              $  81,211
                                                                     ==========

                           DICOM IMAGING SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           July 1 - September 31, 1999

                NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated March 17, 1999 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has limited operations and, in accordance with SFAS #7, is considered a development stage company.

In March of 1999 the Company entered into a license and distribution agreement with Torchmark Holdings to secure rights to image archiving and retrieval software for use in dental diagnostic procedures and for other applications.

               NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the unaudited consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. The unauditied consolidated financial statements include the financial information of the wholly owned subsidiary company, 527403 B. C. Ltd. 527402 B. C. Ltd. was incorporated in the Providence of British Columbia, Canada, and is responsible for providing software support services to the present company, DICOM Imaging Systems, Inc.

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

                             NOTE 3 - INCOME TAXES

The company reported a net loss before taxes of $220,332 for the quarter ending September 30, 1999. By applying the U.S. federal income tax rate of 34% to pretax income, the company is increasing its deferred tax asset by $74,913 and recording a tax benefit of same.

The deferred taxes are presented in the balance sheet as a long term asset.

At September 30, 1999 the Company has net operating loss carryfowards for federal income tax purposes of $910,293, which are available to offset future taxable income through 2019.

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

                          NOTE 5 - REVENUE RECOGNITION

THE REVENUE OF THE AMENDED AND RESTATED LICENSE AGREEMENT IS CONTINGENT ON THE COMPANY MEETING CERTAIN MILESTONES. THERE CAN BE NO ASSURANCE THAT SUCH MILESTONES WILL BE MET. In July of 1999, Dicom had entered into a Software Agreement with Knowledge Systems International ("Software Agreement") whereby Knowledge Systems International would pay a License Fee of $400,000 for a license to certain Dicom software. Knowledge Systems International breached this Software Agreement in August, 1999 due to non-payment. The Licensee of the Amended and Restated License Agreement desired to engage in a collaboration, joint venture or equity arrangement with Dicom Imaging Systems, Inc. Upon learning that Knowledge Systems International had breached its Software Agreement with Dicom due to non-payment, the Licensee desired to negotiate a License to assume some of the profits that Knowledge Systems International would have earned under the Software Agreement. Dicom and Licensee negotiated a License Agreement and then an Amended and Restated License Agreement, whereby Licensee would earn up to $50,000 in royalties for a License to the Image Explorer Software in exchange for payment of a License Fee of $600,000. Only $100,000 of the License Fee has been paid to date. There are certain milestones that must be reached in order for the remaining $500,000 to be paid. The first Milestone is that Dicom must have its application to trade on the NASD OTC Bulletin Board approved by January 31, 2000. In addition, Dicom has represented to Licensee that there will be total sales of at least $400,000 of the Licensed Software by January 31, 2000, total sales of at least $600,000 by March 31, 2000, total sales of at least $800,000 by May 31, 2000 and total sales of $1,000,000 by June 30, 2000 ("Sales
Milestones"). If any of the Sales Milestones are not met, Licensee is entitled to (1) cancel the License and (2) request a refund of License Fees paid to date, less any paid Royalty Payments. Dicom must pay the Licensee 50% of its gross revenue from the sale of the Image Explorer Software for the three year term of the License, up to a maximum of the total of the License Payments plus $50,000. While management anticipates that all of the milestones will be met, there can be no assurance that this will be the case. Therefore, in accordance with generally accepted accounting principals, we have not recognized revenue under the license agreement. It was the intention of the parties that the milestones would be waived, but there can be no assurance of the same. Therefore, we are recognizing $100,000 of initial cash received as deferred revenue.

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

Liquidity and Capital Resources

         Dicom requires additional capital to conduct and expand its business. Management intends to aggressively market large corporate transactions which will involve substantial payments by large corporate licensors, which could possibly be sufficient to meet Dicom's financial needs. Nevertheless, there can be no assurance that this will happen. In the event that corporate transactions are not sufficient, Dicom intends to conduct both private placements and follow-on offerings of its common stock to raise funds for future growth. We intend to finance our obligations under the revised license agreement out of the appropriate percentage of sales.

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

DICOM IMAGING SYSTEMS, INC.
(Registrant)


Date: NOVEMBER 7, 1999


By: /s/ David Gane
    ------------------------------
    David Gane
    President and Chief Executive Officer