Form 10QSB/A
period 1999-09-30
DICOM IMAGING SYSTEMS INC
filed 2000-02-10
CIK 1088537

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10Q-SB

                                 Amendment No. 2

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ? NO X The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of September 30, 1999, was 2,400,000.

                           DICOM IMAGING SYSTEMS, INC.

                          PART I-FINANCIAL INFORMATION


                                           Page


Item 1. Financial Statements:

Balance Sheet at September 30, 1999                                         4

Consolidated Statement of Operations for the period from                    5
March 17, 1999 to September 30, 1999

Consolidated Statement of Operations for the interim period
from April 1, 1999 to September 30, 1999                                    6

Consolidated Statement of Operations for the three month period
ended September 30, 1999                                                    7

Statement of Stockholders Equity for the interim period from
March 17, 1999 to September 30, 1999                                        8

Consolidated Statement of Cash Flows for the period from

March 17, 1999 to September 30, 1999                                        9

Consolidated Statement of Cash Flows for the interim period from
April 1, 1999 to September 30, 1999                                        10

Consolidated Statement of Cash Flows for the three month period
ended September 30, 1999                                                   11

Notes to Un-audited Consolidated Financial Statements                      12

Item 2. Management's Plan of Operation for the twelve month period
beginning September 30, 1999                                               14

PART II-OTHER INFORMATION

Item 1. Legal Proceedings                                                  14

Item 2. Changes in Securities                                              14

Item 3. Defaults Upon Senior Securities                                    14

Item 4. Submission of Matters to a Vote of Security Holders                14

Item 5. Other Information                                                  14

Item 6. Exhibits and Reports on Form 8-K                                   14

Signatures                                                                 14

Responce Letter                                                            15

Exhibit 27.1 Financial Data Schedule                                       16



Information Required in Quarterly Report

Certain Forward-Looking Information

     The information contained in this Quarterly Report includes forward-looking statements. Since this information is based on current expectations which involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements.

Part I . Financial Information

Item 1. Financial Statements

                           DICOM IMAGING SYSTEMS, INC

                           CONSOLIDATED BALANCE SHEET

      As of September 30, 1999, with comparative figures for March 31, 1999
                                   (Unaudited)

                           (Development Stage Company)





                                   September 30, 1999       March 31, 1999


Assets

Current Assets
Cash On Hand

Checking Accounts                  $  76,300               $  11,863
Savings Accounts                        4,783                 211,039
Petty Cash                                128                      --
                                    ---------------------------------
Total Cash On Hand                     81,211                 222,902
Stock Subscription Receivable              --                 443,950
Accounts Receivable                     2,669                      --
Prepaid Expenses                       21,947

Licensing Agreement Receivable             --                  97,500
Dicom Software Loan Receivable         66,093                      --
                                    ----------------------------------
Total Current Assets                  171,920                  764,352
                                    ----------------------------------
Long Term Assets

Deferred Income Tax                         --                  34,998
Computer Equipment
Comp Equip - Orig Cost                  48,825                  34,914
Comp Equip - Accum. Dep'n              (8,087)                       0
                                       -------------------------------

Net Computer Equipment                  40,738                  34,914
                                       -------------------------------
Demonstration Equipment

Demo Equip - Orig Cost                  14,324                      --
Demo Equip - Accum. Dep'n              (1,366)                      --
                                       -------------------------------
Net Demonstration Equipment

                                        12,958                      --
                                        ------------------------------
Total Long Term Assets                  53,696                  69,912
                                        ------------------------------

Total Assets                            $ 225,616            $ 834,264
                                        ==============================


Liabilities
Current Liabilities

Accounts payable                        $ 86,325             $ --
Deferred revenue                         100,000               --
                                        -----------------------------

Total Current Liabilities                186,325               --
                                        -----------------------------
Tax Liabilities

Payroll Taxes                              2,512               --
GST Collected                             (2,928)              --
                                        -----------------------------
Total Tax Liabilities                       (416)              --
                                        -----------------------------
Total Liabilities                          185,909             --
                                        -----------------------------

Equity

Owner's/Shareholder's Equity

Common Stock                               2,400             2,400
Additional Paid In Capital               947,600           899,800
                                        -----------------------------

Total Owner's/Shareholder's Equity      950,000            902,200
                                        -----------------------------

Deficit accumulated during

the development stage                   (910,293)          (67,936)
                                        -----------------------------
Total Equity                            39,707              834,264
                                        -----------------------------

Total Liability & Equity                $ 225,616         $ 834,264
                                        ============================




                           DICOM IMAGING SYSTEMS, INC

                      CONSOLIDATED  PROFIT & LOSS  STATEMENT For the period from
            March 17, 1999 to September 30, 1999

                                   (Unaudited)

                           (Development Stage Company)






Income

Software/Support                        55,134
Hardware                                37,958
Miscellaneous                            3,127
Freight Collected                        2,758
Discounts                                (200)
Total Income                                         $98,777

Cost of Sales                                         31,592

                                                                                                ---------
Gross Profit                                       $  67,185
                                                   ---------

Expenses
General & Administrative Exp

Salaries                                 79,902
Development                              38,672
Total General & Administrative Exp                  $ 118,574
                                                    ---------
Start-Up Expenses

NASD Filing                             138,545
Video                                     5,217
Master CD                                 4,900
Initial Mailing                          38,220
Equipment                                 1,171
Tradeshow Booth                           1,184
Tradeshow Costs                          40,751
Web Design                                7,753
Ads                                      40,522
Travel                                   44,525
Legal                                    23,011
Investor relations                           -
Start-up Overhead                        372,976
Contingency                               42,000
Total Start-Up Expenses                                760,775

                                                     ---------
Overhead

Rent                                       5,524
Telephone                                  9,179
Office equipment lease                     8,608
Consulting                                 8,083
Web Site Maintenance                       2,969
Office Supplies                            2,785
Miscellaneous                              1,475
Printing                                   6,520
Courier                                    6,163
Mailings                                  10,409
Wages                                     25,288
Employer Payroll Tax Expense               1,723
Depreciation                               9,452
Bank charges                                 822
Total Overhead                                        $ 99,000
                                                      --------
Total Expenses

                                                                         978,349

                                                                    ---------

Operating Profit                                                    (911,164)

                                                                    ---------


Interest Income                                                          999

Foreign Exchange Gain (Loss)                                            (128)

Net Income (Loss) Before Income Taxes                              $(910,293)

Benefit from Income Taxes                                                  -

Net Income (Loss)                                                  $(910,293)

                                                                   ==========

Net Income (Loss) Per Share                                            (0.38)

                                                                   ==========



                           DICOM IMAGING SYSTEMS, INC.

                      CONSOLIDATED PROFIT & LOSS STATEMENT For the interim period from April 1, 1999 to September 30, 1999

                                   (Unaudited)

                           (Development Stage Company)






Income

Software/Support                   55,134
Hardware                           37,958
Miscellaneous                       3,127
Freight                             2,758
Collected
Discounts                           (200)
Total Income                                                          $98,777
Cost of Sales                                                          31,592
Gross Profit                                                         $ 67,185
                                                                     --------
Expenses
General & Administrative Exp

Salaries                           79,902
Development                        38,672

Total General & Administrative Exp                $ 118,574
                                                  ---------
Start-Up Expenses

NASD Filing                        138,545
Video                                5,217
Master CD                            4,900
Initial Mailing                     38,220
Equipment                              499
Tradeshow Booth                      1,184
Tradeshow Costs                     39,376
Web Design                           7,753
Ads                                 28,346
Travel                              44,525
Legal                               23,011
Investor relations                       -
Start-up Overhead                  283,977
Contingency                         42,000
Total Start-Up Expenses                      657,553
                                             -------
Overhead

Rent                                 5,524
Telephone                            9,179
Office equipment lease               8,608
Consulting                           8,083
Web Site Maintenance                 2,969
Office Supplies                      2,784
Miscellaneous                        1,475
Printing                             6,520
Courier                              6,163
Mailings                            10,409
Wages                               25,288
Employer Payroll Tax Expense         1,723
Depreciation                         9,452
Bank charges                           822
Total Overhead                               $ 98,999
                                             --------
Total Expenses                                                   875,126

                                                                 ---------
Operating Profit                                                 (807,941)

                                                                 ---------
Interest Income                                                       710
Foreign Exchange Gain (Loss)                                         (128)

Net Income (Loss) Before Income Taxes                          $ (807,359)

Valuation allowance for income tax asset recorded in March        (34,998)

Net Income (Loss)                                              $ (842,357)
                                                               ===========
Net Income (Loss) Per Share                                         (0.35)

                                                               ===========



                           DICOM IMAGING SYSTEMS, INC.

                      CONSOLIDATED PROFIT & LOSS STATEMENT

                        For Months July - September 1999

                                   (Unaudited)

                           (Development Stage Company)






Income

Software/Support                        54,348
Hardware                                37,274
Miscellaneous                            3,127
Freight Collected                        2,638
Discounts                                (200)
Total Income                                           $97,187

Cost of Sales                                           31,052

Gross Profit                                          $ 66,135
                                                      --------
Expenses
General & Administrative Exp

Salaries                                79,902
Development                             33,792

Total General & Administrative Exp                   $ 113,694
                                                     ---------
Start-Up Expenses

NASD Filing                                  0
Video                                    3,423
Master CD                                    0
Initial Mailing                          4,613
Equipment                                    0
Tradeshow Booth                              0
Tradeshow Costs                         30,124
Web Design                               6,225
Ads                                      8,967
Travel                                  23,592
Legal                                   11,000
Investor relations                           0
Start-up Overhead                        6,617
Contingency                                  0
Total Start-Up Expenses                                94,561

                                                       ------
Overhead

Rent                                     5,524
Telephone                                5,875
Office equipment lease                   8,608
Consulting                               8,083
Web Site Maintenance                     2,969
Office Supplies                          1,663
Miscellaneous                               86
Printing                                 6,520
Courier                                  3,998
Mailings                                10,409
Wages                                   18,550
Employer Payroll Tax Expense             1,270
Depreciation                             4,616
Bank charges                               822
Total Overhead                                   $ 78,993
                                                 --------
Total Expenses                                             287,248

                                                           --------

Operating Profit                                           (221,113)

                                                           ---------
Interest Income                                                  710

Foreign Exchange Gain (Loss)                                      71

                                                           ---------
Net Income (Loss) Before Income Taxes                      $(220,332)

Benefit from Income Taxes                                          -

                                                           ---------
Net Income (Loss)                                          $220,332)

                                                           =========
Net Income (Loss) Per Share                                   (0.09)

                                                           =========





                           DICOM IMAGING SYSTEMS, INC
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For the period from March 17, 1999 to September 30,
                                      1999

                                   (Unaudited)

                           (Development Stage Company)





                                                                       (Deficit)
                                                                     Accumulated

                                                       Additional  During
                                                       Paid in     Development

 Common stock         Number of Shares      Amount     Capital     Stage

------------          ----------------      ------     ----------  ------------

Issued for cash

March 17, 1999            1,400,000          $1,400    $803,300

Issued for licensing

and distribution

agreement

March 31, 1999            1,000,000           $1,000    $96,500

(Net Loss)

March 17, 1999                                                     ($67,936)
(Inception) to

March 31, 1999

                     ---------------------------------------------------------

Balance

March 31, 1999           2,400,000           $2,400      $899,800  ($67,936)

Additional paid
in capital received

April 5, 1999                                              97,800

Share issue costs                                         (50,000)

(Net Loss) April 1, 1999

to September 30, 1999                                               (842,357)


Balance

September 30, 1999       2,400,000           $2,400       $947,600  (910,293)




                           DICOM IMAGING SYSTEMS, INC.

                      CONSOLIDATED  STATEMENT  OF CASH FLOWS For the period from
            March 17, 1999 to September 30, 1999

                                   (Unaudited)

                           (Development Stage Company)






CASH FLOWS FROM OPERATING ACTIVITIES

(Net loss)                                                     $  (910,293)
Depreciation
                                                                           9,452

Changes in non-cash working capital:

Increase in deferred revenue                                       100,000
Increase in accounts receivable                                    (2,669)
Increase in prepaid expenses                                      (21,947)
Increase in accounts payable                                        86,325
Decrease in tax liabilities                                          (416)
                                                                 ---------
Net Cash (Used) In Operating Activities                          (739,548)
                                                                 ---------


CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                               (63,148)

                                                                  --------

CASH FLOW FROM FINANCING ACTIVITIES

Share issue costs                                                 (50,000)
Increase in short term loan to Dicom Software                     (66,093)
Receipt of Proceeds for Common Stock                                2,400
Receipt of Additional Paid in Capital                             997,600
                                                                  --------
Net Cash Flow from Financing Activities                           883,907

Net increase (decrease) in cash                                    81,211

Cash, March 17, 1999                                                    -

Cash, September 30, 1999                                           $81,211
                                                                   =======



                           DICOM IMAGING SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS For the interim period from April 1, 1999 to September 30,

                                      1999

                                   (Unaudited)

                           (Development Stage Company)






CASH FLOWS FROM OPERATING ACTIVITIES

(Net loss)                                                       $ (842,357)
Depreciation                                                          9,453
Valuation allowance for income tax                                   34,998
asset recorded in March
Changes in non-cash working capital:

Increase in deferred revenue                                         100,000
Increase in accounts receivable                                      (2,669)
Increase in prepaid expenses                                        (21,947)
Increase in accounts payable                                         86,325
Decrease in tax liabilities                                            (416)
                                                                   ---------
Net Cash (Used) In Operating Activities                            (636,613)
                                                                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                 (28,235)

                                                                    --------
CASH FLOW FROM FINANCING ACTIVITIES

Share issue costs                                                    (50,000)
Increase in short term loan to Dicom Software                        (66,093)
Receipt of Licensing Agreement                                        97,500
Receipt of Additional Paid in Capital                                 97,800
Receipt of Stock Subscription Receivable                             443,950
                                                                     --------
Net Cash Flow from Financing Activities                              523,157

Net increase (decrease) in cash                                     (141,691)

Cash, April 1, 1999                                                   222,902
                                                                      -------
Cash, September 30, 1999                                              $81,211
                                                                      =======




                           DICOM IMAGING SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        For Months July - September 1999

                                   (Unaudited)

                           (Development Stage Company)






CASH FLOWS FROM OPERATING ACTIVITIES

(Net loss)                                                          $ (220,332)

Depreciation                                                             4,616
Changes in non-cash working capital:
Increase in deferred revenue                                           100,000
Increase in accounts receivable                                         (2,669)
Increase in prepaid expenses                                           (21,947)
Increase in accounts payable                                            80,677
Decrease in tax liabilities                                             (1,298)

                                                                      ---------
Net Cash (Used) In Operating Activities                                (60,953)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                     (4,043)

                                                                      ---------

CASH FLOW FROM FINANCING ACTIVITIES

Share issue costs                                                      (25,000)
Increase in short term loan to Dicom Software                          (11,581)
                                                                      ---------

Net Cash Flow from Financing Activities                                (36,581)

Net increase (decrease) in cash                                       (101,577)

Cash July 1, 1999                                                      182,788
                                                                      --------
Cash, September 30, 1999                                              $81,211
                                                                      ========



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

     Note 2 - SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES

Basis of Presentation

The un-audited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the un-audited consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. The un-audited consolidated financial statements include the financial information of the wholly owned subsidiary company, 527403 B. C. Ltd. 527403 B. C. Ltd. was incorporated in the Province of British Columbia, Canada, and is responsible for providing software support services to the present company, DICOM Imaging Systems, Inc. Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Property and equipment Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life. Computer hardware and equipment is depreciated over a period of three years. Income Taxes Income Taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Research and Development Research and development costs are expensed as incurred.



     NOTE 3 - INCOME TAXES

     At September 30, 1999 the Company has net operating loss carryforwards for federal income tax purposes of $910,293, which are available to offset future taxable income through 2019. By applying the U.S. federal income tax rate of 34%, the company would have a deferred tax asset of $309,500. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. Since the Company is still in the development stage, management is uncertain as to the realizability of the deferred tax asset. The Company has therefore recorded a valuation allowance for the full amount of the deferred tax asset as follows:




Deferred tax asset from loss carryforwards:                 $309,500
Valuation allowance                                         (309,500)

                                                            -------------
Net deferred tax asset                                           $0

                                                            -------------



     NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

     The authorized common stock of the Company consists of 50,000,000 shares with a par value of $0.001 per share. Issued and outstanding common stock shares equal to 2,400,000 were issued on March 31, 1999. Preferred Stock The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share. No preferred stock shares were issued and outstanding at September 30, 1999

     NOTE 5 - REVENUE RECOGNITION

     THE REVENUE OF THE AMENDED AND RESTATED LICENSE AGREEMENT IS CONTINGENT ON THE COMPANY MEETING CERTAIN MILESTONES. THERE CAN BE NO ASSURANCE THAT SUCH MILESTONES WILL BE MET. In July of 1999, Dicom had entered into a Software Agreement with Knowledge Systems International ("Software Agreement") whereby Knowledge Systems International would pay a License Fee of $400,000 for a license to certain Dicom software. Knowledge Systems International breached this Software Agreement in August, 1999 due to non-payment. The Licensee of the Amended and Restated License Agreement desired to engage in a collaboration, joint venture or equity arrangement with Dicom Imaging Systems, Inc. Upon learning that Knowledge Systems International had breached its Software Agreement with Dicom due to non-payment, the Licensee desired to negotiate a License to assume some of the profits that Knowledge Systems International would have earned under the Software Agreement. Dicom and Licensee negotiated a License Agreement and then an Amended and Restated License Agreement, whereby Licensee would earn up to $50,000 in royalties for a License to the Image Explorer Software in exchange for payment of a License Fee of $600,000. Only $100,000 of the License Fee has been paid to date. There are certain milestones that must be reached in order for the remaining $500,000 to be paid. The first Milestone is that Dicom must have its application to trade on the NASD OTC Bulletin Board approved by January 31, 2000. In addition, Dicom has represented to Licensee that there will be total sales of at least $400,000 of the Licensed Software by January 31, 2000, total sales of at least $600,000 by March 31,

     2000,total sales of at least $800,000 by May 31, 2000 and total sales of $1,000,000 by June 30, 2000 ("Sales Milestones"). If any of the Sales Milestones are not met, Licensee is entitled to (1) cancel the License and (2) request a refund of License Fees paid to date, less any paid Royalty Payments. Dicom must pay the Licensee 50% of its gross revenue from the sale of the Image Explorer Software for the three year term of the License, up to a maximum of the total of the License Payments plus $50,000. While management anticipates that all of the milestones will be met, there can be no assurance that this will be the case. Therefore, in accordance with generally accepted accounting principals, we have not recognized revenue under the license agreement. It was the intention of the parties that the milestones would be waived, but there can be no assurance of the same. Therefore, we are recognizing $100,000 of initial cash received as deferred revenue.

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

DICOM IMAGING SYSTEMS, INC.

(Registrant)

Date: November 7, 1999

By:  /s/ David Gane
David Gane

President and Chief Executive Officer

                              AMENDED AND RESTATED

                           SOFTWARE LICENSE AGREEMENT

     This Amended and Restated Software License Agreement ("Agreement") is effective as of September 29 , 1999 by and between Dicom Imaging Systems, Inc., a Nevada corporation ("Dicom") and Douglas Campbell ("Licensee").

     WHEREAS, Dicom and Licensee previously entered into that certain Software License Agreement ("Previous Agreement") of even date herewith; and WHEREAS, Dicom and Licensee desire to amend and restate the Previous Agreement in the form of this Agreement; and

     WHEREAS, Due to covenants Dicom has made to certain holders of its common shares, no new equity issuance may be made by Dicom at the present time;

     WHEREAS, Licensee desires to have a strategic alliance with Dicom which both parties anticipate will lead to a future equity investment by Licensee into Dicom and Licensee's entering into this Agreement is explicitly conditioned upon Dicom's meeting certain corporate milestones necessary to facilitate this strategic alliance and equity investement;

     WHEREAS, Licensee understands that Dicom has presented Licensee with an opportunity to purchase a License tocertain Dicom software which Licensee desires to purchase;

     NOW THEREFORE, in consideration of the mutual covenants the sufficiency of which is hereby acknowledged, the parties agrees as follows:

     1. License. In consideration for the Payment Amount, as noted below, Licensee is hereby granted an exclusive license ("License") to the Dicom software product known as Image Explorer ("Licensed Software"). Dicom agrees that it may not sell or sublicense the Image Explorer, except under the terms of this License. Licensee acknowledges that it takes this License subject to the conditions and exclusions of the License Agreement between Dicom and Torchmark Holdings, Ltd. and that Licensee has been provided a copy of the same.

     2. Payment Amount. In consideration for the License, Licensee agrees to pay Dicom $600,000 (the "Payment Amount") in accordance with this Section 2. $100,000 of the Payment Amount shall be paid by Licensee immediately upon execution of this Agreement ("Initial Payment"). The remaining Payment Amounts shall be due in equal installments on the 30th of November, 1999; the 31st of January, 2000 and the 31st of March, 2000 ; the 31st of May; and the 31st of July ("Subsequent Payments"). Licensee's obligation to make Subsequent Payments is subject to Section 4 of this Agreement.

     3. Royalty Payments.

          a. Exclusivity of Resale. Dicom and the Licensee acknowledge that the Licensee is not in the business of dental software and the only practical method for Licensee to sell the Licensed Software is via Dicom and its value added resellers or via a third party distributor or value added reseller. Although Licensee would be free to sell the Licensed Software through a third party or other value added resellers not affiliated with Dicom, in consideration for the Royalty Payment, as defined below, Licensee agrees not to do so.

          b. Best Efforts to Sell Licensed Software. Dicom agrees, covenants and warrants use its best efforts to cause the Licensed Software to be sold to retail or wholesale purchasers.

          c. Royalty Payment. Dicom agrees to pay fifty percent of the gross revenue received and collected, less returns, from the sale of the Licensed Software to Licensee as a Royalty Payment. Such a Royalty Payment shall continue until extinguished in accordance with Section 4 of this Agreement.

          d. Payment Schedule. Dicom shall make the Royalty Payment to Licensee within fifteen days of the end of each calendar month in which a sale of the Licensed Software is made by Dicom ("Due Date"). Dicom agrees that any payments not tendered by the Due Date shall be subject to a Late Payment Charge of 1.5% per month until paid in full.

          e. Right of Inspection. Dicom agrees to allow the Licensee to inspect the books and records of Dicom from time-to-time and upon at least thirty-six hours of advance notice in order to insure compliance with this
     Section 3.

          4. Corporate Relationship and Milestones. The Parties understand that their mutual obligations hereunder are conditioned upon the fulfillment of certain agreed upon milestones which are elaborated in this Section 4. Furthermore, the Parties are contemplating a future strategic alliance whereby Licensee would make an equity investment in Dicom. Licensee's obligations hereunder and this future relationship are conditioned upon Dicom's meeting certain corporate milestones at outlined in this Section

4.

          a. Public Company Status. Dicom has represented to Licensee and Licensee has specifically relied upon Dicom's representation that Dicom is a fully reporting public entity, filing timely periodic reports under the Securities and Exchange Act of 1934. Dicom also represents that its common shares will be trading on the National Association of Securities Dealers' ("NASD") Over the Counter Bulletin Board Exchange within sixty days from the effective date of this Agreement. In the event that Dicom should be approved for such trading by the NASD ("Approval"), the payment due on November 30, 1999 under Section 2 of this Agreement shall be immediately due and payable. If the NASD has not approved Dicom's application for trading by November 30, 1999, Licensee may elect to withhold Subsequent Payments under this Agreement until such time as Approval has been granted. If Approval has not been granted by January 31, 2000, Licensee may elect to terminate this Agreement pursuant to section 5 hereof.

          b. Corporate Milestones. Dicom has represented to Licensee that there will be total sales of at least $400,000 of the Licensed Software by January 31, 2000, total sales of at least $600,000 by March 31, 1999, total sales of at least $800,000 by May 31, 1999 and total sales of $1,000,000 by June 30, 1999 ("Sales Milestones"). If any of the Sales Milestones are not met, Licensee may immediately terminate this Agreement pursuant to section 5 below.

          5. Termination. The term of this Agreement is three years. At the end of three years, any Royalty Payments due Licensee shall cease and Licensee's rights hereunder, including the License, shall be extinguished. This Agreement may be terminated by either party pursuant to a specific provision of this Section 5 as described below.

          a. Termination by Dicom. Dicom may terminate this Agreement at any time by refunding the Initial Payment, the Subsequent Payments (to the extent that these have been tendered) and an early Termination Fee of $50,000. Any payments due by Dicom under this Section shall be offset by the amount of any Royalty Payments actually made by Dicom to Licensee.

          b. Termination by Licensee. Licensee may terminate this agreement as indicated in section 4 of this Agreement. If Licensee elects to terminate this Agreement, he is entitled to receive the return of the Initial Payment and any Subsequent Payments made, less any Royalty Payments actually made by Dicom to Licensee. The Licensee's rights hereunder, and the Royalty Obligations of Dicom, are not extinguished until the refund amount is paid in full. Dicom agrees that the sums due under this Section 5 (b) are to be paid within 30 days of termination under this Section 5 (b).

          6. Legal Obligation. Licensee understands that this Agreement is a legal obligation of Licensee enforceable in accordance with its terms. Furthermore, Licensee specifically understands and agrees that he will be obligated to make the full amount of the Initial Payment and Subsequent Payments provided that Dicom satisfies the conditions in Section 4 of this Agreement.

          7. Miscellaneous Provisions. This Agreement shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the Parties hereto. This Agreement represents the entire agreement and understanding between the Parties concerning the subject matter hereof, including any transactions ever entered into or contemplated between the Parties and supersedes and replaces any and all prior agreements and understandings concerning the same. This Agreement may only be amended in writing signed by the Parties. This Agreement shall be governed by the laws of the State of Nevada. This Agreement may be executed in counterparts, and each counterpart shall have the same force and effect as an original and shall constitute an effective, binding agreement on the part of each of the undersigned.

          IN WITNESS WHEREOF, the undersigned respective parties have caused this Agreement to be executed in their names effective as the day and year first above written.

     On behalf of Dicom Imaging Ssytems, Inc.

                                        Dicom Imaging Systems, Inc.
                                        a Nevada corporation

                                        By: ........................

                                        Title ......................

Licensee:

 ............................
Douglas Campbell