Form 10KSB
period 1999-12-31
DICOM IMAGING SYSTEMS INC
filed 2000-04-17
CIK 1088537

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934 For the Fiscal Year Ended

                              December 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-26369

                           Dicom Imaging Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

                   Nevada                                 88-0422026
       (State or other jurisdiction of                  (I.R.S.employer
       incorporation or organization)                  Identification No.)

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

           Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
                     Title of each class on which registered

                                    None N/A

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, no par value $0.001

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1999 was $ 8,700,000 (based upon the closing sale price of $2.00 per share on such date). Number of shares of Common Stock outstanding as of December 31, 1999: 7.2 Million shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

                                     Part I


                                                                        Page
                                                                        ----

Item 1. Description of Business.......................................... 1

Item 2. Description of Property..........................................13

Item 3. Legal Proceedings................................................13

Item 4. Submission of Matters to a Vote of Security Holders..............13

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters........ 14

Item 6. Management's Discussion and Analysis or Plan of Operation....... 14

Item 7. Financial Statements............................................ 22

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure............................................ 38

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act............... 39

Item 10. Executive Compensation......................................... 41

Item 11. Security Ownership of Certain Beneficial Owners and Management. 42

Item 12. Certain Relationships and Related Transactions................. 43

Item 13. Exhibits List and Reports on Form 8-K.......................... 45

SIGNATURES.............................................................. 46

PART I

Item 1.  DESCRIPTION OF BUSINESS

   This Business section and other parts of this Form 10KSB contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in " Plan of Operation over the next 12 months."

GENERAL

         Dicom Imaging Systems, Inc., a Nevada Corporation ("Dicom" or "DIS" or the "Company") is a software provider to the dental industry and associated groups, and eventually to the medical professions. Dicom designs, develops, markets and supports a family of imaging software products for use throughout the health professions worldwide including dental professionals, research facilities, universities, and beginning in late 2000, medical professionals. Dicom's imaging software was developed in conjunction with the licensing of core technology from Torchmark Holdings Ltd. ("Torchmark")as part of a License Agreement between Dicom and Torchmark dated March 17, 1999. Based on the Torchmark core technology, the Company designed and developed its software products specifically for the use of the health professional in private or institutional practice, with an interface that is user friendly, integrates the power the internet and associated hardware image capturing devices. Dicom believes that its software architecture is among the most flexible available for all aspects of imaging. The Company's strategy is to offer comprehensive imaging software, hardware, internet and support solutions to the health professions. The Company's software products utilize the Microsoft Windows family of operating systems on the desktop and over the network, making its software solutions among the most flexible, scaleable and portable in the imaging software industry.

                  Dicom's business model and method relies on producing and distributing, free of charge, an imaging software application known as IMAGE EXPLORER AND IMAGE EDITOR ("Image Explorer") to dentists, dental specialists, dental laboratories, dental insurance companies, and educational facilities throughout North America. Dicom requires registration of its Image Explorer product by its customers through a telephone and web based registration system. At the point of registration of IMAGE EXPLORER, Dicom representatives market a series of value added software modules, support services and select imaging hardware devices to software registrants.

         Dicom provides telephone and email based technical support services for product users with questions concerning use of a Dicom software product. Such questions may relate to device compliance, software features, installation of software or advice on how to optimize use of the software for the needs of a particular dentist. Dicom provides such service and support, which also includes free-upgrades of the Dicom software product, for an annual fee of $495, paid directly by the software user to Dicom via a credit card over the Internet or telephone.

Dicom also stocks an imaging capture card, which is a device added to a personal computer to support input of digital images, an intraoral camera, which is a camera for taking digital images of the inside of a patient's mouth and footpedals, which are used to control intraoral cameras by pressing down with the foot. These products are manufactured by third parties and Dicom receives a commission on the sale of each of these products through our website or toll-free telephone number.

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

         By providing dental care providers with a DICOM (Digital Imaging Communications in Medicine) compliant standard image database application, management believes that DIS could provide an industry wide standard for dealing with dental images across the profession. The Digital Imaging Communications in Medicine (DICOM) standard is a detailed specification that describes a means of formatting and exchanging images and associated information. DICOM is a standard similar to JPEG, TIFF or any other standardized protocol for storage and retrieval of digital images. The standard applies to the operation of the interface which is used to transfer data in and out of an imaging device. Currently, dental professionals as a group are moving toward the DICOM standard.

Most providers of dental hardware and software do not use the DICOM standard. The corporate name Dicom Imaging Systems, Inc. was inspired by the DICOM standard. Substantially all of Dicom's revenues are derived from licensing and distribution agreements with corporate partners, direct retail sales of value added software modules, support services and select imaging hardware devices to its software registrants.

        Dicom was incorporated in Nevada in March 1999 and initially shipped its first software product suite, a dental imaging management system, Image Explorer in September, 1999. In October, 1999 Dicom also began offering comprehensive service and telephone support for its software customers for an annual fee. In the fall of 1999, Dicom launched its Image Editor product, an image archival and editing solution, Simulate, a software based tool to provide dental professionals and patients with visual images of procedures before the procedures are actually performed and Whitener, a complete dental bleaching software solution. Subsequent to the 1999 fiscal year, Dicom also exercised its rights to acquire the rights in the medical professions for the Torchmark core technology.

SOFTWARE PRODUCT ARCHITECTURE

         Dicom's software products are based on a scaleable, core-product and value added module architecture. The Company believes that its architecture provides the system performance required for efficient image management, practice enhancement through simulation, reduces overall imaging and archival costs and facilitates faster, easier and less expensive management and manipulation of imaging data. This is true of the current version of Image Explorer and its related modules and Dicom believes that the improvement of imaging efficiency for customers will be maintained in subsequent upgrades. In addition to the advantage of a semi-custom, core product and value added module architecture, the Dicom solution offers a number of other important features. Dicom applications are designed for ease of use and are integrated with the Microsoft Windows family of products. The Company's software products are also scaleable, permitting changes in network size, server platforms and other architectural components with minimal disruption. Further, Dicom software products are portable across major hardware platforms. The Company believes that the intuitive design of its software products reduce end-user training requirements and allow end-users and health professionals increased access to critical data not always readily available to them with currently available image management tools. In addition, the Company is in the process of porting its Image Explorer to a Linux friendly format as well as one compatible with Apple Computer, Inc.'s ("Apple") native Macintosh family of computers. No assurance can be given concerning the successful development of Dicom software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of Dicom applications on additional platforms or their acceptance in the marketplace.

         Not all software products or release versions of the Company's software products are currently available on all of the above platforms. The Company expects to continue expanding platform availability to address general marketplace demand. Presently, releases or new software products are initially introduced on a Microsoft Windows platform with subsequent releases being planned to support Windows in addition to other platforms.

GRAPHICAL USER INTERFACE

         All Dicom software products share a common graphical user interface ("GUI") based on Microsoft's Windows family of products, which provides a consistent "look and feel" to the Dicom's applications, including similar pull down menus, error handling, system navigation and point-and-click mouse-driven functionality. Dicom Image Explorer operates exclusively in a 32-bit architecture on Windows 95, Windows 98, Windows 2000 and NT. The intuitive nature of GUI-based systems increases productivity and reduces user training requirements. The GUI's ease of use encourages non-technical users to utilize the image manipulation and management system capabilities more fully. In addition, the GUI allows users to integrate imaging applications and data with other Microsoft Windows-based desktop applications and hardware drivers and interfaces, i.e., intraoral cameras and digital x-ray equipment. For example, customers can easily query the system and download data into either a word processing document or a spreadsheet. By leveraging health professional's widespread familiarity with personal computers ("PC"), previously difficult access to imaging information, editing, manipulation and archival data is readily available to the casual employee user, such as a hygienist, assistant or receptionist, resulting in potentially significant improvements in dental and, in the future, medical assistant and staff productivity.

APPLICATION SECURITY ARCHITECTURE

         Dicom's Image Explorer software products incorporate security features designed to protect certain sensitive patient medical and dental data managed by these applications from unauthorized retrieval or modification. The Company has developed a security architecture utilizing the capabilities of its own applications as well as the client operating system software. To date, the Company is not aware of any violations of its application security architecture within its installed base.

ELECTRONIC COMMERCE

         Dicom's Image Explorer includes an enhanced application interface that facilitates the integration of Dicom applications with the World Wide Web, the Internet, extranets and intranets and the exchange of imaging data and information therein. The information exchange transactions regarding patient data can be passed to other health professionals or laboratories over the Internet or private extranets. Dicom plans software improvements in future versions of Image Explorer to allow initiation of imaging exchange transactions from sources such as electronic forms, insurance companies, automated claims processors, electronic mail, Interactive Voice Response ("IVR") systems, touch screen information kiosks and Web browsers.

         In addition, Dicom's site on the world wide web facilitates customer interaction, registration of the core product, and will eventually support full e-commerce based purchase of the range of Dicom products and services. In addition, Dicom intends to continue exploring strategic partnerships and alliances with other internet web sites for dental and health professionals and with manufacturers of hardware related to imaging, which can be advertised and sold on the Dicom web site. Dicom has already partnered with the D-store, which maintains a robust e-commerce marketplace for imaging related hardware and intends many more such partnerships in the balance of the year 2000.

APPLICATION SOFTWARE PRODUCTS

       At December 31, 1999, Dicom's commercially available application software products included Dicom Image Explorer, Image Editor, Whitener and Simulator. Dicom plans to enhance its software products to include many global features and functions and development is underway to provide translated releases for a variety of languages including: French, German, Spanish, Canadian French, Canadian English, UK English, International English, Japanese (Kanji)and Portuguese (for the Brazilian marketplace). Dicom intends to continue to enhance its software products through new releases, including extending global functionality throughout its core software products and updating current country-specific and non-English language releases of its applications.

         Application software products currently under development and planned for future release include: LabRX and Xray. No assurance can be given concerning the successful development of enhancements or new modules, the specific timing of completing new releases or new features of software products or the level of their acceptance in the marketplace.

     Dicom's software products are generally licensed to end-user customers under non-exclusive, non-transferable, perpetual license agreements. In most cases, Dicom licenses its software products solely for the health professional's internal operations. License fees for Dicom's software products are generally standard on a per license basis, with fees varying somewhat by country and also by distributor relationships that Dicom is in the process of negotiating or has negotiated subsequent to December 31, 1999. The following description describes the primary features of the Image Explorer suite of software products:

         Image Explorer operates in the Windows operating system environment on a personal computer using the DICOM standard for archiving digital images. Image Explorer captures images from a variety of sources such as digital cameras, intraoral cameras, digital x-ray, e-mail, internet transfers, operating microscopes or any twain compliant device, and then stores them in an "electronic file cabinet" visual interface. Twain stands for technology without an interesting name and is a hardware/software standard for exporting digital images. Most digital imaging devices used in the dental profession are twain compliant. After storage, the images can be accessed in the patient file for review, comparison, printing, and communication. There are other modules or plug-ins designed to enhance the ability of the Image Explorer(TM) software program. The core product consists of Image Explorer, as described above, and Image Editor(TM) described below, as well as the other plug in modules which dental professionals can purchase. Image Explorer and Image Editor(TM) are the core product and are given away free. The core product is enhanced by the purchase of plug-in modules that add features to the core product. In order to take advantage of enhanced features, users of the core product may purchase the other plug ins described below.

Core product of Free Software:

Image Explorer: Allows users to capture images from a variety of sources such as digital cameras, intraoral cameras, digital x-ray, e-mail, internet transfers, operating microscopes or any twain compliant device, and then stores them in an "electronic file cabinet" visual interface.

Image Editor(TM): Allows the user to enhance the captured images without substantially altering the image from its original state. This may include such actions as color enhancement, sharpen, soften, cropping, rotating and flipping.

Plug-ins which must be purchased separately:

Lab RX(TM): A lab module that facilitates communication between the dentist and the laboratory technician especially with respect to esthetic restorations, visually prescribing porcelain procedures to be performed by the lab. It provides the lab technician certain information which can assist in the preparation of accurate and cost-effective lab products. Lab RX generates an enhanced electronic prescription as either a print report or an electronic file. (Anticipated release later in 2000).

X-Ray(TM): An x-ray module that allows the dentist to acquire x-ray images of the patient into Image Explorer via direct acquisition or by film scanning devices. The radiographic imaging tools allows the dentist to enhance the radiograph for improved diagnosis, measure areas of the radiograph, attach diagnosis notes, and communicate with colleagues via print or modem. If the dentist already has a digital x-ray system, Image Explorer will allow the user to view, enhance, print and communicate those existing images using the DICOM standard. (Anticipated release later in 2000).

Whitener(TM): Whitener is an additional add-on module to Image Explorer. Whitener is a module which identifies the teeth in an image and lightens them to simulate a bleaching procedure. This module allows the patient to see what a tooth whitening procedure would look like when completed.

Simulator(TM): Simulator's image manipulation tools show the patient what he or she could look like with an alteration to their smile before committing to the actual dentistry. The dentist can then send the patient's image to the laboratory along with the prescription so the technicians making the restoration will be able to view the proposed changes. With Simulator, the dentist can simulate a range of dental procedures, including bleaching, bonding, veneers, implants, amalgam replacement and orthodontics.

         The above products are sold to Dentists, Orthodontists, Oral Surgeons and other dental professionals for use in their practice with patients.

         Distribution Method of Products and Services; Sales and Marketing

         Dicom distributes the core Image Explorer software free of charge directly to dental professionals through direct mail, certain dental product dealers and through partnering arrangements still in negotiation with other manufacturers of dental products. Dental professionals who wish to use these free products must call a toll free number to register the product. At the time of the call, representatives of Dicom offer the customers the opportunity to purchase the value added software modules and well as technical support and upgrade packages. Sales of the value added software modules, such as Lab RX, Whitener, Simulator and X-Ray are conducted primarily through this telephone "upselling."

         In addition to the above method, where customers call the toll free number to register their free core product and are offered the opportunity to purchase value added plug in modules by our representatives during the call, Dicom generates sales of it's software modules, support services and hardware devices from attending trade shows and educational forums where dentists and their staffs congregate, via the Dicom's internet web site, via telemarketing to dental professionals and those who have already registered the free core product but have not yet purchased a module, as well as through traditional dental dealers or distributors. Sales of value added modules to distributors and value added resellers involve the distributor or reseller buying CDs of the Software directly from Dicom in quantity and selling them to dental professionals or burning their own "OEM" versions of Dicom software under a master distribution and licensing agreement.

         Dicom has an additional revenue stream in the form of annual fee based technical support. Each technical support package costs $495 per year and is paid for by a credit card number over the telephone or through our Internet web site or sold via one of our distributors. Customers license these value added modules directly from Dicom by paying the appropriate licensing fee by credit card or check and receiving a CD containing the purchased modules. We do not lease imaging hardware, but simply derive a commission for each sale of imaging hardware which we close with a customer and forward on to a reseller for shipping. We have relationships with resellers of intraoral cameras, video imaging cards and foot pedals.

         IMAGE EXPLORER is given away free of charge to all dental care providers through a variety of mechanisms, including trade shows, mass mailing of CDs containing the Image Explorer core product, the Dicom web site, strategic and corporate partners, as well as in bundling arrangements with hardware providers.

         The Software will comes on a CD or may be downloaded from the Dicom website. Activating the software will install the IMAGE EXPLORER image database system. On the main menu bar of the IMAGE EXPLORER program the tabs for all of the additional optional modules reside. When they are pressed a description of the module and instructions on how to order appears. Also on the CD is a short training video on how to use IMAGE EXPLORER and an introduction to the benefits of the other available modules. In the package will be instructions on how to load the software, the benefits of the software, and how to purchase the additional modules and the service/support agreement. In order to activate the software the user must first load the software onto their computer, then when they go to run the software they are requested to call our 1-877-62-IMAGE number for the activation code. At that time the Dicom Imaging Systems (DIS) support representative takes the user's key information for our database and market the additional modules. The support representative also markets the service/support contract. If the end user would like to purchase additional hardware such as cameras, video cards, and intraoral cameras, DIS can either provide them or assist the user in finding the best source. The IMAGE EXPLORER product that is provided at no charge assists the user with their standard day to day handling of images.

         Relationship with Mr. Doug Campbell

         In September of 1999, Dicom entered into a software license and distribution agreement with Mr. Doug Campbell for a $600,000 license fee payable to Dicom over time based on certain sales milestones, as more fully described in Dicom's 10 Q SB for the quarter ending September 30, 1999. Subsequent to December 31, 1999, any contingencies or milestones for the license agreement were either waived or satisfied and the license fee was paid in full.

INTERNATIONAL OPERATIONS

         In fiscal year 1999, Dicom had no significant international operations outside of the United States and Canada and derived more than 90% of its sales from the United States. In fiscal year 2000, Dicom anticipates a much larger international presence, having already concluded, subsequent to December 31, 1999, international licensing agreements in several international markets, including the United Kingdom and certain Latin American countries.

SERVICES AND CUSTOMER SUPPORT

         The Company believes that a high level of customer service is required to be successful in the imaging and image management marketplace due to the number of different hardware and software vendors involved in an implementation and the additional revenue stream that can be created by the provision of value added support services. The Company also believes that the opportunity exists to differentiate itself from competitors on a service level due to the demanding service requirements of this market. The Company's customer service staff consisted of 4 employees as of December 31, 1999.

Dicom provides, for a $495 per year annual fee, telephone based customer service and support that consists primarily of ease of use, feature description, hardware integration issues and telephone based tutorials on certain image manipulation procedures.

COMPETITION

         Competition in the dental products and services industry is intense. There are many established companies who offer products that compete indirectly with Dicom. Although growth in the dental industry in general and sales of dental products and supplies in particular is expected to grow and expand as cosmetic and elective dental procedures become more widely accepted, the number of competitors in the marketplace makes competitive pressures severe. There are competitors to Dicom with significantly greater financial, technical, marketing, distribution and human resources. There is no guarantee Dicom will be able to meet or survive these significant competitive challenges. The dental software industry in particular, because of the potentially high profit margins compared with other manufactured dental products, has attracted large and sophisticated competitors with established brand names who have already successfully developed and marketed products.

         In spite of the competitive challenges in the industry, Dicom's competitive position is somewhat unique. Currently there are no companies that compete directly with Dicom in offering a free core product similar to Image Explorer. Each competitor uses a different data base structure, file format and interface design making it difficult for the dentist to come up with a comprehensive solution by purchasing modules from different manufacturers. IMAGE EXPLORER is presently one of only a few image storage and retrieval systems available which are DICOM compliant and which operate at 32 bit resolution on the Windows operating system. Since Windows is the dominant operating system for personal computers in the dental profession, and since 32 bit resolution provides enhanced image quality over 16 bit resolution, Image Explorer is a more widely usable, higher resolution DICOM compliant product than many other products available. Dental professionals can find advantages in the cross-platform adaptability of the DICOM standard and can use Image Explorer with many of their existing images and hardware devices. Combined with the higher resolution and the ease of access to the Windows operating system, and the competitive position of the Software is enhanced over lower resolution, non-Windows based, non-DICOM compliant products.

         Dicom's main competitors are SciCan (which markets products Image FX and CosmetiX), Dentsply/New Image Industries (which markets Capture It Plus) and Dynamic Dental Systems (which markets VIPERSOFT). All of these competitors charge at least $2000 for their core imaging product, which is competitive with Image Explorer. All of these competitors compete in the areas of hardware, software and support services. If any of these more established competitors were to also give-away or substantially discount their products, such a move might have a material, adverse effect on Dicom's ability to compete in the dental imaging software market.

The methods of competition in the industry currently are to advertise software products in trade magazines, feature them at trade shows and promote them through direct mailings. Products tend to be distributed by distributors who have a variety of dental products in their inventory and have a familiarity with a wide base of dental professionals. Currently, no other imaging software provider is providing a free imaging software product in order to sell value added modules or services and support. Another method of competition in the industry is to acquire another manufacturer with a product that will compliment existing products and that has an established distribution mechanism.

         Intense competition could potentially lead to increased price competition in the market, forcing Dicom to reduce prices which may result in reduced gross margins and loss of market share by Dicom which therefore, could materially adversely affect Dicom's business, operating results and financial condition. There can be no assurance that Dicom will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

SOFTWARE PRODUCT DEVELOPMENT

         Since inception, Dicom has made substantial investments in research and software product development. Dicom believes that timely development of new software products, enhancements to existing software products and the acquisition of rights to sell or incorporate complimentary technologies and products into its software product offerings, is essential to maintain its competitive position in the market. The imaging software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. Dicom's current focus in imaging software development is to expand the functionality and breadth of Dicom's software product offerings by: (i) enhancing workflow capabilities;
(ii) developing new software products and adding new functionality to existing software products including global product requirements and translated releases of global product; (iii) supporting joint development arrangements under which certain vertical market applications may be developed; and (iv) adding certain architectural extensions. There can be no assurance that such development effort will result in its products, features or functionality or that software products, features or functionality that is developed will be accepted by the market.

         The Company's research and development staff consisted of 1 employee as of December 31, 1999. The Company's total research and development expenses were approximately $104,460 as of December 31, 1999.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, LICENSES AND PRODUCT LIABILITY

         Dicom regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. Existing copyright laws afford only limited protection. Dicom believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of Dicom's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that Dicom's competitors will not independently develop technologies that are substantially equivalent or superior to Dicom's technology. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

    Dicom provides its software products to end users under non-exclusive licenses, which generally are nontransferable and have a perpetual term. Dicom generally licenses its software products solely for the customer's internal operations.

         Dicom is not aware that its software products, trademarks or other proprietary rights significantly infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against Dicom in the future with respect to current or future software products or that any such assertion may not require Dicom to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these software products further overlap, Dicom believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

         Dicom's license agreements with its customers contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be valid as a result of future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in dental and medical applications which involve patient diagnosis and treatment creates a potential adverse risk in the event such a claim was successfully pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on Dicom's business, operating results and financial condition.

PERSONNEL

         As of December 31, 1999, Dicom employed 12 people, including 4 in sales and marketing, 1 in product development, 3 in customer service, and 4 in administration. None of Dicom's employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Dicom believes that relations with its employees are good.

         The executive officers of the Company as of December 31, 1999, are as follows:

Name                  Age      Title
----                  ---      -----

David Gane            45       President, Chief Executive Officer, Director
Wayne Rees            40       Vice President, Director
Todd Rees             40       Vice President, Director


Wayne Rees and Todd Rees are brothers.

         Dicom has experienced a period of significant revenue growth, a significant expansion in the number of its employees, increased pressure on the viability and scope of its operating and financial systems and expansion in the geographic scope of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon the Company's management, operating and financial controls and resources. To accommodate recent growth, compete effectively and manage potential future growth, Dicom must continue to implement and improve the speed and quality of its decision making, business processes, reporting systems, procedures and controls and further expand, train and motivate its workforce. There can be no assurance that Dicom's personnel, procedures, systems and controls will be adequate to support Dicom's future operations. Dicom believes that its continued success will depend in large part upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel. The loss of services of one or more of Dicom's key employees could have a materially adverse effect on Dicom's business, operating results and financial condition. Dicom intends to hire a significant number of additional sales, service and technical personnel in 2000. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within the desired geographic location. It is widely believed that the technology sector is at or over a state of full employment. There can be no assurance that Dicom will be successful in attracting and retaining the personnel it requires to develop, market and support new or existing software. The growth in Dicom's customer base and expansion of its product lines and supported platforms have placed, and are expected to continue to place, a significant strain on Dicom's management and operations, including its services and development organizations.

         Any failure to implement and improve Dicom's operational, control, reporting, and management systems or to retain, expand, train, motivate or manage employees could have a materially adverse effect on Dicom's business, operating results and financial condition.

Bankruptcy or Receivership

         Dicom has never initiated or been the subject of any action under the United States Bankruptcy Code or any receivership or any similar proceeding.

Sources of Raw Materials and the Names of Principal Suppliers

         As Dicom produces and sells a software product, there are a limited number of raw materials necessary for the conduct of its business. Blank compact disks, mastered compact disks, printed software mailers and manuals and marketing brochures are the main materials that go into the Dicom product. Standard business papers, blank and mastered compact disks and printed software mailers are available from a wide variety of suppliers. Dicom presently relies on Peripherals of British Columbia to manufacture its compact discs containing its software. There are more than 100 other suppliers available for this function as well as Dicom's other raw material needs. Most of these suppliers offer substantially identical prices. A sharp rise in these prices, however, by Peripherals or a large number of other suppliers would have a material, adverse effect on Dicom's ability to compete and achieve profitability.

         Dependence on one of a few major customers Dicom markets to over 20,000 dentists and dental professionals and is not dependent on any particular customer. No one customer is responsible for more than 5% of Dicom's yearly sales volume, with the exception of the agreement with Mr. Doug Campbell.

         Need for Governmental Approval

         Dicom's products are regulated by Federal, State, Provincial and Local regulations. The products require approval of the United States Food and Drug Administration ("FDA"). Dicom is in the process of gathering data necessary for the submission of an approval application to the FDA, as described below. It is anticipated that such an application will be completed by June 15, 2000 and submitted to the FDA for review. However, there is no assurance that such application will be completed, submitted or approved. If the required applications were not to be completed, submitted and approved, Dicom may not be able to successfully market or sell these products, which would have a materially adverse effect on Dicom's revenues and profits.

         Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA regulates the research, design, testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion, distribution, and production of medical devices in the United States. Certain medical and dental imaging software products are medical devices and are subject to FDA regulation.

         Generally, before new a device can be introduced into the market in the United States, the manufacturer must obtain FDA clearance of a 510(k) pre-market notification or approval of a pre-market approval application (PMA). A PMA is an application that the manufacturer submits to the FDA which provides the FDA basic information about the device so that the FDA can make a determination if the device is safe and effective. A 510 (k) application is much less detailed than a PMA and takes less time to prepare. It gives the FDA general information necessary to make a determination if a device is safe and effective without in-depth review. The FDA classifies devices into three groups. Class I devices do not require any pre-sale applications and may be sold without application to the FDA. Class I devices tend to pose little risk to the health and safety of the public. Class II devices require a 510 (k) premarket notification as described above, because the FDA has determined Class II devices warrant pre-market notification. Class II devices have the potential to pose a small degree of risk to the public unless proper quality, validation and instruction and advertising protocols are adhered to. Class III devices tend to pose substantial risks to public health and welfare and require an in-depth examination of the device. If the device is " substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for a PMA, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) pre-market notification. The 510(k) pre-market notification will need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA.

         If Dicom cannot establish that its Simulator, Whitener and X-Ray software is substantially equivalent to a legally marketed predicate device, the Company must seek pre-market approval through submission of a PMA application. The PMA application must be supported by valid scientific evidence, including pre-clinical and clinical trial data, as well as extensive literature to demonstrate a reasonable assurance of safety and effectiveness of the device. The PMA represents the most vigorous form of FDA regulatory review.

         Though Dicom has made an effort to comply with applicable regulations, it is possible that Dicom is not in compliance with current FDA regulations, as interpreted by the FDA staff, in its present distribution of products. Such non-compliance could have a material adverse effect on Dicom's financial condition, sales and profits.

         Effect of Existing or Probable Governmental Regulation Although it is not certain, it appears that Dicom's products, after necessary applications have been made and approved, will still be subject to governmental regulation that could have a material, adverse effect on the ability of Dicom to market and sell the Software. The dental imaging field is relatively new and it is quite possible that new regulations could be proposed and adopted which could severely restrict products similar to the Software. Although management is not presently aware of any such pending or proposed regulations, there is no assurance that they will not be imposed. The dental industry is a heavily regulated field, operating under a wide range of local, state, federal and provincial regulations. It is possible that additional regulations could be adopted or current enforcement practices changed in a way that makes it more difficult or impossible to market or sell the Software. In addition, because dental science is constantly evolving, new regulatory regimes and processes could be adopted at any time and could have a material, adverse effect on Dicom's ability to conduct it's business.

         Costs and effects of environmental compliance
         Dicom has no significant costs associated with environmental compliance.

Item 2. DESCRIPTION OF PROPERTY

         Dicom currently maintains leased office space in Bellingham, Washington of and White Rock, British Columbia. Both facilities contain less than 5000 leased square feet each. Dicom plans to significantly expand its Bellingham, Washington facility in 2000 and plans to open an office in the San Francisco/Silicon Valley area in the second quarter of 2000.

         Investment Policies.

         Dicom owns no real estate, makes no real estate investments of any kind or character and management has no intention of doing so during the next twelve months.

Item 3. LEGAL PROCEEDINGS

Involvement in Legal Proceedings.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information. The Company's Common Stock is traded under the symbol "DCIM". The Company's Common Stock is traded on the Nasdaq Over the Counter Bulletin Board. The following table sets forth the range of high and low closing bid prices, as reported, from November 7, 1999 (commencement of trading) through December 31, 1999. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions. As of December 31, 1999, the number of holders of record of the Company's Common Stock was approximately 180. Since certain of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock.

Fourth Quarter 1999 (not reflecting 3 for 1 forward split in December, 1999)
High        $6.125
Low         $5.8125

Dividends The Company has declared no dividends on its Common Stock since its inception. It is the present policy of the Company to retain earnings and capital for use in its business. Any payment of dividends on the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the Board of Directors may deem relevant.

Dividend Policy

         Dicom has not declared any dividends in the past and there is no intention to declare dividends in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Dicom's plan of operation over the next twelve months is to continue to develop and improve the Software throughout the year, responding to customer comments and requests and producing an updated version of the core product, Image Explorer. In the Spring of 2000, Dicom signed an agreement with Kada Innovations Ltd. and with CLG Investments Ltd. providing international distribution territories for the Dicom suite of products. It is anticipated that other such licensing and distribution agreements will be entered into until Dicom has effective worldwide distribution of its products. Management anticipates that such worldwide distribution of the Dicom product will be achieved within the next twelve months.

         In addition, Dicom is aggressively seeking OEM and strategic distribution alliances throughout North America and desires to expand its revenue stream through strategic partnering with imaging hardware providers. Dicom intends to continue aggressively capturing market share over the next twelve months through continued attendance at nearly every significant dental tradeshow held in Canada and the United States. We plan to continue to staff our booths at these tradeshows with Dicom personnel who can explain and market our product to the dentists in attendance. In addition, Dr. Gane plans a continuation of his present aggressive lecture, seminar campaign, where he will continue to speak to audiences of dental professionals throughout the world about dental imaging in general and Image Explorer in particular. Because Dr. Gane receives a number of invitations to speak throughout the year to dental professionals eager to improve and develop their practices, we feel that these events provide him with an opportunity to promote Image Explorer throughout the year to a large number of dental and medical professionals.

         Dicom intends over the next twelve months to negotiate supply relationships with most of the major dental product distributors in North America and to greatly expand the number of distributors who stock the Dicom product. Dicom plans to continue its aggressive advertising campaign in dental trade magazines to continue to promote Image Explorer throughout the year to dental professionals.

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

         Dicom intends to develop and deploy the medical version of the Image Explorer software over the next twelve months. This expansion into the much larger medical field, primarily through the use of strategic distribution partners and institutional retail clients, could greatly expand Dicom's revenues for the year.

         Dicom intends to streamline its customer support functions over the next twelve months through continued scripting of commonly experienced technical and product usage problems as they are encountered by our customer support staff. In addition, Dicom intends to begin its intensive telemarketing campaign and to continue it throughout the next twelve months, with a goal of contacting by telephone all leads generated by our presence at trade shows, Dr. Gane's lectures, through our web site and through reader responses to our advertisements in dental trade magazines.

         In addition to developing an upgraded version of the core Image Explorer product during the next twelve months, Dicom intends to develop other value-added software modules and other methods for enhancing its revenue stream, including corporate partnering agreements and agreements to bundle the Image Explorer core product with other manufacturer's hardware products.

YEAR 2000 READINESS ISSUE

         Our plan of operation over the next 12 months may be impacted by the Year 2000 readiness issue. The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date sensitive products and systems, to properly recognize and process date-sensitive information or system failures. Estimates of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact.

         To date, we have not made any efforts to date to address Year 2000 issues and have no plan to do so in the future. We do not have a remediation plan. This is primarily due to the fact that we constructed and designed our Image Explorer software to be Year 2000 compliant. The Year 2000 issue has an impact on both information technology systems and non-information technology systems, such as manufacturing systems and physical facilities including, but not limited to, security systems and utilities. We do not intend to test all of our information technology systems and non-information technology systems for Year 2000 readiness. Management has no basis to conclude whether or not our information technology or non-information technology systems are ready for Year 2000.

         In our office and to develop our software, we use personal computers and computer peripherals, such as scanners, intraoral cameras, tape back up systems and Compact Discs. We also use non-information technology, such as calculators, clocks, software manuals, telephones and telephone switching equipment, mail services, postage meters and credit card processing equipment. We have not made an assessment of whether or not any of this equipment is Year 2000 compliant. Failure of this equipment to be Year 2000 compliant could result in our total inability to conduct our business, contact our customers, update our product or expand our market share.

          The Year 2000 readiness of our customers varies. We are not investigating whether or not our customers are evaluating and/or preparing their own systems to be Year 2000 compliant. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact on our revenue is highly uncertain.

         We have not investigated the Year 2000 readiness of our key suppliers, however, management believes that the large number of available suppliers makes it unlikely that we will experience disruptions due to a non compliant supplier, although a widespread supplier shortage due to non-compliance would have a material adverse impact on our business.

         We do not have written assurances from any vendor or material third parties that they are Year 2000 compliant. We do not believe that there are any material third parties who provide services to us which could not easily be transferred to a large number of other potential suppliers who could meet our needs immediately. We essentially need traditional business printing, CD mastering and dye screening, mailing services, advertising services and telephone support. Short of a general failure of AT & T to provide long distance service or route our calls effectively, all other vendors are replaceable with a minimum of disturbance and cost. We have no contingency plans in the event that material third parties are not ready on time. This could result in the total disruption of our business and an inability to develop or market our products.

         We do not intend to spend any money on Year 2000 remediation over the next twelve months. We have not spent any money to date. If we are forced to spend money over the next twelve months on Year 2000 remediation, such spending may negatively impact our financial performance and exhaust our available working capital.

         The Year 2000 issue presents a number of other risks and uncertainties that could impact us, such as public utilities failures, potential claims against us for damages arising from products and services that are not Year 2000 compliant, and the response ability of certain government commissions of the various geographic areas where Dicom conducts business.

         If we, our customers or suppliers are unable to resolve any Year 2000 compliance problems in a timely manner, we could face business interruptions or a shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. We have determined that we will not be developing any contingency plans that address a reasonably likely worst case scenario.

         In the event of a worst case scenario, if our material third party suppliers, information technology systems and non-information technology systems were to cease function, we could be forced to shut down our operations.

Cash Requirements and Additional Fundraising

                  Dicom believes that it can continue to satisfy its cash requirements through revenues generated from the sales of its products and through minimum royalty payments from licensing and distribution partners, however such requirements do not include provisions for substantial growth. Management believes that the full international development and marketing of the medical option, as well as increasing Dicom's software development, marketing and internet presence, could require the expenditure of significant funds. Management is currently contemplating a $15,000,000 to $20,000,000 offering of equity in Dicom via the use of an underwriter or underwriters, with whom Dicom is presently in negotiation. There can be no assurance that such additional capital, or any additional capital, will be available on terms satisfactory to Dicom.

         As of December 31, 1999, Dicom had total cash of $18,263. Subsequent to December 31, 1999, Dicom received more than $1,000,000 in cash from licensing and distribution agreements and retail sales. Dicom presently has total cash of approximately $850,000. Management believes that Dicom can satisfy its cash needs out of available cash and operating income and will not have to engage in any sale of Dicom's securities during the next twelve months.

         We anticipate total income of approximately $22,000,000 during the next twelve months and we expect profits of approximately $8,000,000 for the same period before taxes. We anticipate generating approximately $1,500,000 to $2,500,000 per month in cash to fund our operations. We expect out overhead to increase to $250,000 to $300,000 per month. Dicom believes that it can satisfy its cash requirements for the foreseeable future out of a combination of cash now available from the previous sale of shares of common stock in Dicom and operating revenues.

         Product Development and Research Plan for the Next Twelve Months

         It is anticipated that Dicom will spend $120,000 per month over the next twelve months to improve and develop the Image Explorer Software and modules and to develop the medical option and additional value added modules. These improvements might include customer requested enhancement as well as the amelioration of any technical problems that become manifested with the Image Explorer Software and modules.

         Expected Purchase or Sale of Plant and Significant Equipment

         None.

         Expected Significant changes in number of employees.

         Dicom anticipates adding at least 15 additional full time staff, including marketing, business development, software engineers, financial and accounting, customer support technicians and administrative staff.

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR LIKELIHOOD OF SUCCESS.

    We have only manufactured and distributed our software and manufactured and distributed our Image Explorer product since September, 1999. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a relatively new business and the development and marketing of new products must be considered in evaluating the likelihood of success of our company.

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

At December 31, 1999, our accumulated deficit was $1,055,996. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. There can be no assurance that we will ever be profitable.

FLUCTUATION IN QUARTERLY RESULTS MAY RESULT IN DECLINES IN OUR STOCK PRICE.

    Certain quarterly influences may affect our business. Sales are generally higher in the fourth quarter due to the purchasing patterns of dentists in the United States and are generally lower in the first quarter due primarily to the effect upon demand of increased purchases in the prior quarter. We also expect to experience lower sales in the summer months as a consequence of holiday vacations and a lesser number of trade shows. These fluctuations could result in significant fluctuations, including significant declines in our stock price.

OUR FUTURE DEPENDS ON OUR ABILITY TO INCREASE DEMAND FOR OUR IMAGE EXPLORER PRODUCT AS WELL AS OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

Our future depends upon our ability to increase demand for our Image Explorer and related products and our ability to develop and successfully introduce new products. Development of new product lines is risk intensive and often requires:

    - long-term forecasting of market trends;

    - the development and implementation of new designs;

    - compliance with extensive governmental regulatory requirements; and

    - a substantial capital commitment.

    Also, the medical and dental device industry is characterized by rapid technological change. As technological changes occur in the marketplace, we may have to modify our products in order to become or remain competitive or ensure that our products do not become obsolete. If we fail to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer requirements, or if there are any significant delays in product development or introduction, this could have a material adverse effect on our business.

THE GOVERNMENT EXTENSIVELY REGULATES OUR PRODUCTS AND FAILURE TO COMPLY WITH APPLICABLE REGULATIONS COULD RESULT IN FINES, SUSPENSIONS, SEIZURE ACTIONS, PRODUCT RECALLS, INJUNCTIONS AND CRIMINAL PROSECUTIONS.

    The United States Food and Drug Administration, as well as state and foreign agencies, regulate almost all aspects of our medical devices including:

    - entry into the marketplace;

    - design;

    - testing;

    - manufacturing procedures;

    - reporting of complaints;

    - labeling; and

    - promotional activities.

    Under the Federal Food, Drug, and Cosmetic Act, the FDA has the authority to control the introduction of new products into the United States marketplace. Unless specifically exempted by the agency, medical devices enter the marketplace through either FDA clearance of a pre-market approval application or FDA approval of an application for 510(k) clearance. The FDA conducts periodic inspections to assure compliance with that agency's regulations.

    Unless specifically exempted by FDA's regulations, we will need to file a 510(k) submission or pre-market approval application for any new products developed in the future. The process of obtaining a clearance or approval can be time-consuming and expensive. Compliance with the FDA's regulatory requirements can be burdensome. We do not guarantee that the required regulatory approvals or clearances will be obtained. Any approval or clearance obtained from the FDA may include significant limitations on the use of the medical device which is the subject of the approval or clearance. In addition, in order to sell our products internationally we need to obtain the appropriate approvals of foreign regulators, none of which can be guaranteed to be received. The international regulatory review process varies from country to country. For example in Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market. We cannot market a medical device in any particular market if the required approval or clearance is not granted. Inability to obtain such approval or clearance could result in a delay or suspension of the manufacture and sale of affected medical devices in that market. Any such delay or suspension would have a material adverse effect on our business. Also changes in existing regulations or the adoption of new regulations could make regulatory compliance by us more difficult in the future.

    The failure to obtain the required regulatory clearances or to comply with applicable regulations could result in one or more of the following:

    - fines;

    - delays or suspensions of device clearances;

    - seizure actions;

    - mandatory recalls;

    - injunction action; and

    - criminal prosecution.

         We believe we will be required to file a 510 (k) application for Whitener, Simulator and X-Ray. We are currently gathering the information required for such an application and anticipate completing the applications by June 15, 2000. We expect to receive approval of the applications 120 days after receipt of the completed applications by the FDA, according to the regulatory consultants who are assisting Dicom in the completion of the application materials. An individual application is required for each module. We have not yet obtained a clearance for any Dicom product. We do not believe that Image Explorer, Image Editor or Lab-RX will require any FDA clearance, pre market application or review. The FDA has not imposed any limitation on the use of our proprietary products that we are aware of presently.

         We sell our products outside of the United States. Foreign governments extensively regulate the field of dental and medical imaging. These foreign regulations are difficult to understand and comply with and are often not consistently enforced. Despite our efforts to comply with all applicable foreign laws, we may nevertheless violate or be held to have violated foreign laws. Such violations could have a material impact on our financial condition.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER COULD LEAD TO THE LOSS OF A SIGNIFICANT PORTION OF OUR BUSINESS BECAUSE OF HIS PERSONAL CONTACTS IN OUR INDUSTRY.

         Our success is highly dependent upon our President and Chief Executive Officer, Dr. David Gane. Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business. The loss of service of Dr. Gane along with the loss of his numerous contacts and relationships in the industry would have a material adverse effect on our business. We have not entered into an employment agreement with Dr. Gane. We do not have key person life insurance on Dr. Gane.

OUR PRODUCTS HAVE NO PATENT PROTECTION, AND THEREFORE, THEY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY COMPETITORS.

    Our future success and ability to compete is dependent in part upon our proprietary technology. We have been advised by counsel that our software cannot easily be protected by patent. We have not applied for any patents, nor do we intend to apply for any patents in the future. Consequently, we rely primarily on trademark, trade secret and copyright laws to protect our technology. We have applied for trademark protection on Image Explorer, Dicom Imaging Systems, Lab RX, X-Ray, Whitener, Simulate and Image Editor. There is no assurance that trademark protection will ultimately be granted under these applications. However, there can be no assurance that third parties will not try to copy our products. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technology overseas. We may not have adequate remedies if our proprietary rights are breached and therefore a breach of our proprietary rights could have a material adverse effect on our financial condition.

SHAREHOLDER VOTING AGREEMENT.

    Because the Shareholder Voting Agreement determines and fixes the composition of the board of directors until the shareholders that are a party to it have sold their shares, no change of control may be possible for a significant period of time, even if such a change of control may be in the best interests of the corporation.

WE ARE SUSCEPTIBLE TO PRODUCT LIABILITY SUITS AND IF A LAWSUIT IS BROUGHT AGAINST US IT COULD RESULT IN US HAVING TO PAY LARGE LEGAL EXPENSES AND/OR JUDGMENTS.

         Although we have not yet had any product liability claims, because of the nature of the medical/ dental device industry, there can be no assurance that we will not be subject to such claims in the future. Our products relate to procedures which involve vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes us susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of our products brought against us, or the negative publicity brought up by such claim, could have a material adverse effect upon our business. While we intend to maintain adequate insurance coverage, we do not guarantee that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

THE YEAR 2000 ISSUE COULD HAVE AN IMPACT ON OUR INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS AS WELL AS THOSE OF OUR SUPPLIERS AND/OR CUSTOMERS, ANY OF WHICH COULD NEGATIVELY AFFECT SALES OF OUR PRODUCTS.

         The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date sensitive products and systems, to properly recognize and process date-sensitive information or system failures. Estimates of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. We have not made any remediation efforts to date to address Year 2000 issues and have no plan to do so in the future. We do not have a remediation plan.

         In our office and to develop our software, we use personal computers and computer peripherals, such as scanners, intraoral cameras, tape back up systems and Compact Discs. We also use non-information technology, such as calculators, clocks, software manuals, telephones and telephone switching equipment, mail services, postage meters and credit card processing equipment. We have not made an assessment of whether or not any of this equipment is Year 2000 compliant. Failure of this equipment to be Year 2000 compliant could result in our total inability to conduct our business, contact our customers, update our product or expand our market share.

THE NASDAQ OTC BULLETIN BOARD MARKET HAS A LIMITED OPERATING HISTORY CHARACTERIZED BY HIGH VOLATILITY WHICH MAY NEGATIVELY AFFECT OUR STOCK PRICE.

         Dicom's common stock trades on the Nasdaq OTC bulletin board ("Bulletin Board") under the symbol DCIM. The Bulletin Board has a limited operating history and is characterized by high volatility. We cannot guarantee any market for out shares. We cannot guarantee that any market for our shares will develop or be sustained. We cannot predict the effect, if any, that future sales of our shares, or the availability of our shares for future sale, will have on the market price of our shares.

ITEM 7.  FINANCIAL STATEMENTS

Consolidated Financial Statements of

                      DICOM IMAGING SYSTEMS, INC.
                      (Expressed in U.S. dollars)

                      Years ended December 31, 1999 and 1998

Independent Auditors' Report
The Board of Directors and Stockholders

Dicom Imaging Systems, Inc.

We have audited the consolidated balance sheet of Dicom Imaging Systems, Inc. and subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dicom Imaging Systems, Inc. and its subsidiary as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered losses from operations and negative cash flows from operations and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants
Vancouver, Canada
March 24, 2000
(except for note 13, which is as of
March 31, 2000)

DICOM IMAGING SYSTEMS, INC.

Consolidated Balance Sheet
(Expressed in U.S. dollars)

December 31, 1999

-------------------------------------------------------------------------------

Assets

Current assets:

     Cash and cash equivalents                           $      18,263
     Accounts receivable (note 3)                               48,215
     Prepaid expenses                                           30,468
-----------------------------------------------------------------------
                                                                96,946

Intangible assets (note 4)                                      15,237
Equipment (note 5)                                              46,639
-----------------------------------------------------------------------
                                                         $     158,822
=======================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                    $      56,431
     Accrued liabilities                                        89,673
     Deferred revenue                                          248,699
-----------------------------------------------------------------------
                                                               394,803
Stockholders' deficit (note 6):
     Authorized:
        10,000,000 preferred stock, $.001 par value
          50,000,000 common stock, $.001 par value
     Issued:
           7,200,000 common stock                                7,200
     Additional paid in capital                                912,815
     Deficit                                                (1,155,996)
-----------------------------------------------------------------------
                                                              (235,981)
-----------------------------------------------------------------------
                                                         $     158,822
=======================================================================

Subsequent events (note 12)

See accompanying notes to consolidated financial statements.

On behalf of the Board:

------------------------------     ------------------------------
     Director                                  Director

DICOM IMAGING SYSTEMS, INC.

Consolidated Statements of Operations
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


----------------------------------------------------------------------------------------------------------------
                                                                                     1999                 1998
----------------------------------------------------------------------------------------------------------------
Software and hardware sales                                                $      249,032        $         --

Cost of sales                                                                     150,869                  --
----------------------------------------------------------------------------------------------------------------
Gross profit                                                                       98,163                  --
----------------------------------------------------------------------------------------------------------------
Operating expenses:
     Depreciation                                                                  16,140                  --
     General and administrative                                                   793,172                  --
     Research and development                                                     104,460              100,000
     Selling and marketing                                                        240,387                  --
----------------------------------------------------------------------------------------------------------------
                                                                                1,154,159              100,000
----------------------------------------------------------------------------------------------------------------
Net loss                                                                        1,055,996        $     100,000
----------------------------------------------------------------------------------------------------------------
Net loss per common share, basic and diluted (note 2(l))                   $         0.17        $        0.02
----------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding,
   basic and diluted (note 2(l))                                                6,150,000            4,201,500
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DICOM IMAGING SYSTEMS, INC.

Consolidated Statement of Stockholders' Deficit
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

----------------------------------------------------------------------------------------------------------------
                                                                                                         Total
                                                Common stock           Additional                  stockholders'
                                           Shares         Amount  paid-in capital       Deficit         equity
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    --     $       --    $      100,000  $        --   $     100,000

Net loss                                      --             --               --       (100,000)      (100,000)
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    --             --           100,000      (100,000)           --

Issued on recapitalization              4,201,500          4,201           (3,800)          --             401

Issued for cash                         2,389,500          2,390          794,110           --         796,500

Issued for services                       609,000            609          202,391           --         203,000

Share issue costs                             --             --          (184,901)          --        (184,901)

Issuance of stock options

   (note 6(a))                                --             --            91,584           --          91,584

Deferred compensation of stock

   options (note 6(a))                        --             --           (86,569)          --         (86,569)

Net loss                                      --             --               --     (1,055,996)    (1,055,996)

----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999              7,200,000    $     7,200   $      912,815  $ (1,155,996) $    (235,981)
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DICOM IMAGING SYSTEMS, INC.

Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998


----------------------------------------------------------------------------------------------------------------
                                                                                     1999                 1998
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                               $  (1,055,996)       $    (100,000)
     Items not involving cash:
         Shares issued in exchange for services                                   203,000                  --
         Stock based compensation                                                   5,015                  --
         Depreciation and amortization                                             16,140                  --
     Changes in operating assets and liabilities:
         Accounts receivable                                                      (48,215)                 --
         Prepaid expenses                                                         (30,468)                 --
         Accounts payable                                                          56,431                  --
         Accrued liabilities                                                       89,673                  --
         Deferred revenue                                                         248,699                  --
----------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                       (515,721)            (100,000)

Cash flows from financing activities:
     Issue of common shares                                                       796,901                  --
     Share issue costs                                                           (184,901)                 --
----------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                    612,000`                 --

Cash flows from investing activities:
     Purchase of equipment                                                        (60,766)                 --
     Purchase of trademarks                                                       (17,250)                 --
----------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                        (78,016)                 --
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               18,263             (100,000)

Cash and cash equivalents, beginning of year                                          --               100,000
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                     $       18,263        $         --
----------------------------------------------------------------------------------------------------------------

Supplementary information:
     Interest paid                                                         $          353        $         --
     Income taxes paid                                                                --                   --
Non-cash transactions:
     Common stock issued for services                                             203,000                  --
     Issuance of stock options                                                      5,015                  --
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

-------------------------------------------------------------------------------
1.       NATURE OF BUSINESS:

     Dicom Imaging Systems, Inc. (the "Company") was incorporated in Nevada and is in the business of developing and selling dental imaging software and support contracts, as well as selling related imaging hardware.

     On March 24, 1999, the Company, an entity incorporated on March 17, 1999 and without significant operations, issued 1,000,000 common shares as consideration in exchange for a 30 year exclusive license of the Image explorer software and its additional value added modules ("the Business"). After giving effect to the transaction, the vendor of the Business controlled the Company. This transaction has been accounted for as a recapitalization of the Business, effectively as if the Business had issued common shares in consideration equal to the net tangible assets of the Company.

     The Company's historical financial statements reflect the financial position, results of operations and cash flows of the Business for each of the years in the two year period ended December 31, 1999 and include the operations of the Company from the date of the effective recapitalization being March 24, 1999. Stockholders' equity gives effect to the shares issued to the stockholders of the Business prior to March 24, 1999 and the Company thereafter.

     These consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's future operations are dependent upon the market's acceptance of its product and the Company's ability to license their product around the world. There can be no assurance that the Company's product will be able to secure market acceptance or that they will be able to license their product. As of December 31, 1999, the Company has not generated sufficient revenues to fund expenses and has experienced negative cash flow from operations. Operations have primarily been financed through the issuance of common stock. As at December 31, 1999 the Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2000. The intention of management is to generate revenue from the sale of software licenses. Additional debt or equity financing may be required and may not be available or may not be available on reasonable terms. (see note 12)

DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

-------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (a) Basis of presentation:

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The financial statements include the accounts of the Company's wholly-owned subsidiary, 527403 B.C. Limited. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     (b) Use of estimates:

         The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods. In these consolidated financial statements, the significant areas requiring the use of estimates include the valuation of long-lived assets, including intangible assets, the fair value of stock options and the recognition of revenue. Actual results may significantly differ from these estimates.

     (c) Revenue recognition:

         The Company generates revenues through three sources: hardware sales, software license revenues and services revenues. Hardware revenues are recognized when goods are shipped and title passes. Software license revenues are normally generated from licensing the perpetual right to use the Company's products directly to end-users and indirectly through resellers. The Company recognizes as revenue only the fee payable from the reseller, net of any discount. Service revenues are generated from telephone support services.

         Revenues from software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements or customer support services. The Company's agreements with its customers and resellers do not contain product return rights.

DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

-------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (c) Revenue recognition (continued):

         Service revenues are recognized ratably over the term of the contract, typically one year. If a transaction includes both license and service elements, license fee revenues are recognized on shipment of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria. Revenues that have been prepaid or invoiced but do not yet qualify for recognition under the Company's policies are reflected as deferred revenues.

     (d) Foreign currency:

         The functional currency of the Company is the United States dollar. The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiary is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the balance sheet date with revenue and expense transactions translated using average exchange rates prevailing during the year. Exchange gains and losses arising on this translation are included in income.

     (e) Cash and cash equivalents:

         The Company considers all short-term investments with a term to maturity at the date of purchase of three months or less to be cash equivalents.

     (f) Intangible assets:

         Intangible assets are stated at cost and are amortized using the straight-line method over their estimated useful lives of five years.

     (g) Equipment:

         Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of three years.

     (h) Research and development and advertising:

         Research and development and advertising costs are expensed as incurred.

     (i) Stock-based compensation:

         As allowed under generally accepted accounting principles, the Company accounts for its stock-based compensation arrangements with employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant when the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. This information is presented in note 6.

DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

-------------------------------------------------------------------------------
2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (i) Stock-based compensation (continued):

         SFAS No. 123, "Accounting for Stock Based Compensation", required entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

     (j) Impairment of long-lived assets and long-lived assets to be disposed of:

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of". This statement requires that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. At December 31, 1999, the only long-lived assets reported on the Company's consolidated balance sheet are equipment and certain intangible assets.

     (k) Income taxes:

         The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

         Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the substantive enactment date. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such deferred tax assets will be realized.

DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------
2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (l) Net loss per share:

         Basic loss per share is computed using the weighted average number of common stock outstanding during the period and gives retroactive effect to the shares issued on the recapitalization described in note 1. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the periods presented, basic and diluted net loss per share is the same, as any exercise of options would be anti-dilutive.

3.       ACCOUNTS RECEIVABLE:

     Accounts receivable as at December 31, 1999 are made up of the following:

-------------------------------------------------------------------------------

     Receivable from Dicom Software, Inc.                          $ 37,777
     Canadian Goods and Services tax refund receivable               10,006
     Other receivables                                                  432
-------------------------------------------------------------------------------
                                                                   $ 48,215
-------------------------------------------------------------------------------


     The receivable from Dicom Software Inc., a related company controlled by three of the directors of the Company, is non-interest bearing and due on demand. The receivable from Dicom Software Inc., was paid in full subsequent to year end.

4.   INTANGIBLE ASSETS:

------------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated         Net book
     1999                                                              Cost      amortization            value
------------------------------------------------------------------------------------------------------------------
     Trademarks                                               $      17,250     $       2,013    $      15,237
------------------------------------------------------------------------------------------------------------------

     On March 24, 1999 the Company entered into an agreement that provides them with the exclusive, transferable, worldwide right to reproduce, develop and distribute Image explorer and its value added modules for a period of 30 years in exchange for 3,000,000 common shares of the Company (see note 1).

     Trademarks relate to the Dental Imaging Software and are valid for a period of 40 years.

DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

-------------------------------------------------------------------------------

5.   EQUIPMENT:

-----------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated         Net book
     1999                                                              Cost      depreciation            value
-----------------------------------------------------------------------------------------------------------------
     Computer Hardware                                        $      41,421     $      10,282    $      31,139
     Computer Software                                                4,458             1,082            3,376
     Demonstration Equipment                                         14,887             2,763           12,124
-----------------------------------------------------------------------------------------------------------------
                                                              $      60,766     $      14,127    $      46,639
-----------------------------------------------------------------------------------------------------------------


6.   STOCKHOLDERS' DEFICIT:

     (a) Stock option and stock based compensation:

         In 1999, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants to acquire shares of the Company's common stock.

         The Board of directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for qualified incentive stock options shall not be less than the fair market value of the underlying stock at the date of grant, and have terms no longer than five years from the date of grant.

------------------------------------------------------------------------------------------------------------------
                                                                                                      Weighted
                                                                                   Number              average
                                                                                       of             exercise
                                                                                   shares                price
------------------------------------------------------------------------------------------------------------------
         Outstanding, December 31, 1998                                               --         $         --

         Granted                                                                3,928,500                 0.50
         Exercised                                                                    --                   --
         Cancelled                                                                    --                   --

------------------------------------------------------------------------------------------------------------------
         Outstanding, December 31, 1999                                         3,928,500        $        0.50
------------------------------------------------------------------------------------------------------------------

         Exercisable, December 31, 1999                                               --         $         --
------------------------------------------------------------------------------------------------------------------

         Weighted average fair value of options granted during 1999           $      0.17
------------------------------------------------------------------------------------------------------------------


DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

-------------------------------------------------------------------------------
6.       STOCKHOLDERS' DEFICIT (CONTINUED):

     (a) Stock option and stock based compensation:

         The options outstanding at December 31, 1999 have no date of expiry and vest as follows:


-------------------------------------------------------------------------------------------------------------------
         Number of options                                 Exercise price                          Date vested
-------------------------------------------------------------------------------------------------------------------
                  3,750,000                                   $      0.33                       March 17, 2000
                     73,500                                          2.50                      October 1, 2000
                     30,000                                          7.50                    November 11, 2000
                     45,000                                          3.75                    December 20, 2000
                     30,000                                          5.00                         June 7, 2001

-------------------------------------------------------------------------------------------------------------------
                  3,928,500
-------------------------------------------------------------------------------------------------------------------

         In 1999, the Company recorded non-cash compensation expense of $5,015 and deferred compensation expense of $86,569 relating to the issuance of 133,500 stock options to purchase common shares to certain contractors of the Company. The weighted average fair value of the stock options was estimated at $0.69 per option at the time of the transaction. The deferred compensation is being amortized at over 18 months, the vesting period of the underlying options.

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to account for grants to employees under the Company's existing stock based compensation plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under those plans consistent with the measurement provisions of FAS 123 and had the compensation been recognized over 12 to 18 months, the vesting period of the underlying options. The Company would have recorded non-cash compensation expense of $419,390 and deferred compensation expense of $147,318 relating to the issuance of stock options. The Company's net loss and basic loss per share would have been adjusted as follows:


-----------------------------------------------------------------------------------------------------------------
                                                                                     1999                 1998
-----------------------------------------------------------------------------------------------------------------

         Loss for the period - as reported                                 $    1,055,996     $        100,000
         Loss for the period - proforma                                         1,475,386              100,000
         Basic loss per share - as reported                                          0.17                 0.03
         Basic loss per shares - proforma                                            0.24                 0.03
-----------------------------------------------------------------------------------------------------------------

DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

------------------------------------------------------------------------------
6.       STOCKHOLDERS' DEFICIT (CONTINUED):

     (a) Stock option and stock based compensation (continued):

         The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

-------------------------------------------------------------------------------

         Expected dividend yield                                0.0%
         Expected stock price volatility                       80.0%
         Risk-free interest rate                               5.86%
         Expected life of options                      1 - 1.5 years
-------------------------------------------------------------------------------

         The Black-Scholes option valuation model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(b)      Stock split:

         On December 22, 1999, the Company authorized a 3-for-1 stock split of the Company's common stock. All share and per share information has been adjusted to reflect the stock split.

DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

-------------------------------------------------------------------------------

7.   OPERATING LEASES:

     The Company leases office facilities in province of British Columbia and Washington State under lease agreements that expire on March 1, 2002 and October 31, 2000, respectively. In addition, the company leases certain telephone equipment. Minimum lease payments under these operating leases are approximately as follows:

-------------------------------------------------------------------------------

     2000                                         $      32,000
     2001                                                23,000
     2002                                                 4,000

-------------------------------------------------------------------------------
     Rent expense totaled $16,468 for the period ended December 31, 1999
     (1998 - $Nil).

8.   INCOME TAXES:

     Income tax recovery attributable to losses from operations was $Nil for the period December 31, 1999 (1998 - $Nil), and differed from the amounts computed by applying the United States federal income tax rate of 34 percent to pretax losses from operations as a result of the following:


--------------------------------------------------------------------------------------------------------------------
                                                                                     1999                 1998
--------------------------------------------------------------------------------------------------------------------

     Computed "expected" tax recovery                                           $    (359,038)   $     (34,000)
     Increase (reduction) in income tax recovery resulting from
       income taxes in a higher tax rate jurisdiction                                (116,160)             --
     Permanent difference resulting from stock based compensation and
       other non-deductible expenses                                                    2,847           34,000
     Temporary differences resulting from share issue costs and depreciation           (9,378)             --
     Unrecognized loss carry forwards                                                 481,729              --
--------------------------------------------------------------------------------------------------------------------
                                                                                $         --     $         --
--------------------------------------------------------------------------------------------------------------------
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at
     December 31, 1999 is presented below:
--------------------------------------------------------------------------------------------------------------------

     Deferred tax assets
         Capital assets, principally due to differences in
         depreciation                                                                                $   5,322
         Share issue costs                                                                              66,564
         Net operating loss carryforward                                                               481,729
--------------------------------------------------------------------------------------------------------------------
         Total gross deferred tax assets                                                               553,615
         Less valuation allowance                                                                     (553,615)
--------------------------------------------------------------------------------------------------------------------
         Net deferred tax assets                                                                           --
         Net deferred tax liabilities                                                                      --
--------------------------------------------------------------------------------------------------------------------
     Deferred taxes                                                                              $         --
--------------------------------------------------------------------------------------------------------------------

DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

-------------------------------------------------------------------------------

8.   INCOME TAXES (CONTINUED):

     The valuation allowance for deferred tax assets as of December 31, 1999 was $553,615. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $1,230,256 prior to the expiration of the net operating loss carryforwards in 2007. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management does not believe it is more likely than not that the Company will realize the benefits of these deductible differences.

9.    FINANCIAL INSTRUMENTS:
     (a) Fair values:

         The fair value of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments.

     (b) Foreign currency risk:

         The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.

10.  SEGMENTED INFORMATION:

     The Company operates in one business segment, computer software development and distribution. The Company's equipment is located in Canada and the revenue for the period ended December 31, 1999 has been primarily derived from sales to customers based in the United States.

DICOM IMAGING SYSTEMS, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------


11.  RELATED PARTY TRANSACTIONS:

     During the period, the Company leased office furniture and computer equipment in the amount of $18,679 (1998 - $Nil), from Dicom Software Inc., a company controlled by three of the directors of the Company.

     The Company leases an office in the amount of $16,284 (1998 - $Nil) from 529489 BC Ltd., a company partially owned by Dicom Software Inc. At December 31, 1999, accounts payable included $ 9,218 payable to 529489 BC Ltd relating to this rent.

     During the year, the Company purchased demo equipment in the amount of $3,744 (1998 - $Nil) from Source Dental Image, a company controlled by two directors of the Company.

12.  SUBSEQUENT EVENTS:

     In February 2000, the Company exercised its options to acquire a 30 years exclusive, transferable, worldwide license to the medical version of the imaging software for a fee of $250,000.

     In March 2000, the Company entered into various license agreements that allow the purchasers the exclusive right to distribute the Company's dental imaging software products in the United Kingdom, Australia, New Zealand, Mexico, Brazil, Spain and Portugal in exchange for cash of $2,565,000 to be renewed over the next twelve months and royalties ranging from of 5% to 20% of gross revenues from the sale of software licenses over the next three years.

     On March 31, 2000, the Company announced an additional 3-for-1 stock split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART III

ITEM 9. Directors, Executive Officers and Control Persons

DR. DAVID GANE       PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

                     PERSONAL: BIRTH DATE: APRIL 17 1954

Dr. Gane graduated from the University of Western Ontario in 1977, (B.Sc. Honors) and in 1981 with his Doctorate in Dental Surgery (D.D.S.)

                                   CORPORATE:

Dr. Gane has been an officer and director of Dicom since March 17, 1999. Dr. Gane was the President and Co-Founder of Source Dental Image Inc. from March of 1992 until January of 1995, a company specializing in the development and sales of Dental Imaging Software, Co-Founder of Image FX Software Solutions Inc. from February of 1995 until February of 1999, a company specializing in the development and sales of Imaging Solutions to Dentists and Physicians and is currently Program Director, Imaging Technologies for Experdent Centers of Dental Excellence. Dr. Gane has consulted for a number of Corporations and Universities on matters related to dental imaging. He has also lectured worldwide and published on the topic of dental imaging and cosmetic dentistry. Dr. Gane has practiced dentistry since June of 1981 and maintains an exclusive part time dental practice limited to advanced restorative dentistry.

WAYNE REES, VICE-PRESIDENT, DIRECTOR

CORPORATE:

Wayne Rees

         Wayne Rees has been an officer and director of Dicom since
March 17, 1999.
His employment experience includes:
SDS Data Systems Regional Sales Manager Oct 1979-June 1980
Inter Data Management Account Manager June 1980- June 1986
Data Tech Systems Account Manager July 1986-July 1987
Vice President Source 1 Computers Inc. July 1987-Aug1988
Vice President Sales Source Dental Image Inc. Aug 1988-1995
Consultant Image FX Software Solutions Inc Feb 1995 - 1999
Vice President  and Director of Dicom Imaging Systems Inc. March 1999 - present.

Wayne's background in sales began with his commerce and business administration training at Malaspina College where he majored in marketing. Wayne's front line experience has encompassed computer hardware, software, service, and dental peripheral products. Wayne co-founded Intadata Management, a national computer support company with eleven branch offices throughout Canada. His responsibilities included negotiating supplier agreements, establishing technical training programs for colleges and government, and establishing an in house leasing division, in addition to managing all marketing activities. Wayne co-developed "CHOICES" the initial hair salon imaging system back in 1987. He co-founded Source 1 Dental Imaging, the developers of the "Picture Perfect Imaging System" in DOS which was marketed exclusively by Dentsply International and the "InfoSource / Picture Perfect" system for MS Windows. Wayne co-founded and was Vice President of ProDentec Canada where he was responsible for international marketing of computer and imaging related products. Wayne set up dealer marketing programs, established and trained large international dental distributors on the imaging products, attended and presented at most of the major dental trade shows over the past six years, and assisted lecturers in presentations throughout the US and Canada. Wayne consulted and assisted in writing the dental textbook by Goldstein, Goldstein, and Garber, called "Imaging in Esthetic Dentistry". He was also on the American Dental Association Standards Committee. Wayne co-founded Image FX Software Solutions and co-designed the Image FX / CosmetiX imaging systems for dentistry, and the MedX / Simulate System for Medical use. Sales training courses provided by suppliers such as Micom, Xerox, AES, MAI, IBM, DEC and Honeywell round out Wayne's experience in technical sales, and support services.

TODD REES                  VICE-PRESIDENT AND DIRECTOR

PERSONAL:                  Birthdate April 1 1959


CORPORATE:

Todd Rees

Todd Rees has been an officer and director of Dicom since March 17, 1999. Todd's employment experience includes: SDS Data Systems Service Manager June 1978- Nov 1980 Interdata Management Service Manager Nov 1980 - June 1985 Data Tech Systems Service Manager June 1985- Aug 1988 Technical Consultant Source Dental Image Inc. Aug 1988-Feb 1995 President Image FX Software Solutions Inc. March 1995-March 1999 Vice-President and Director, Dicom Imaging Systems Inc. March 1999 to present

Todd has an extensive background in electronics design and software development. He graduated from Camosun College with a certificate in electronics. From there he co-founded a national computer support company with 11 branch offices throughout Canada. This company was then sold to Datatech Systems Inc. There he headed up the support division for Western Canada with a directive of decreasing the budget of $8.5 million CDN, this was accomplished by a decrease in overhead of approx. 28% within a 6-month period. His skills include teaching electronics' program at Camosun College and co-authoring a technical program at Malispina College which are both still active today. Todd was President and co-founder of ImageFX Software Solutions where he co-managed an International software development company with products in the Medical and Dental fields.

STEPHEN WINTER             VICE-PRESIDENT, TREASURER, SECRETARY AND DIRECTOR

PERSONAL:                              Birthdate February 11, 1961

         Stephen Winter has been an officer and director of Dicom since March 17, 1999. Stephen Winter is presently the Vice President of Photo Type Composing Ltd. located in Victoria, BC Canada, where he has held various positions since January of 1984. He is responsible for the design, development, and promotion of seven publications specializing in Recreational Atlases. Stephen has obtained a degree in Cartography and has fifteen years experience in graphic design, computer programming, printing, and marketing new products. Stephen has been a director of an oil and gas company for two years. Other areas of experience include surveying and photogrammetry, certified welder, and dental lab technician.

Family Relationships

         Vice President and Director Todd Rees and Vice President and Director Wayne Rees are brothers.

Stock Holdings for Directors, Officers and Control Persons

(all numbers of shares are reported before the three for one stock split that occurred on December 21, 1999)

David Gane                          100 Shares       333,333 option shares*
Wayne Rees                          100 Shares       333,333 option shares*
Todd Rees                           100 Shares       333,333 option shares*
Stephen Winter                                       250,000 option shares*
Torchmark Holdings Ltd.                              950,000 shares

* Fully vested, unexercised options to purchase common shares at $1.00 per share.

Involvement in Legal Proceedings.

None.

ITEM 10.  EXECUTIVE COMPENSATION

               The following table sets forth certain information with respect to compensation paid by the Company for the fiscal year ended December 31, 1999 and for the prior two fiscal years to the Company's Chief Executive Officer. No other executive officer received more than $72,000 in annual compensation.

                           Summary Compensation Table

Executive Compensation

         Dr. David Gane, President, CEO and Director, receives payments of $6000 per month in salary and options to purchase 333,333 shares of common stock in Dicom as compensation. His options are at $1.00 per share, are unexercised and fully vested. As of December 31, 1999, Dr. Gane had received $63,000 in compensation from Dicom.

Summary Compensation Table

                          Annual Compensation           Long Term Compensation
                     ------------------------------ -----------------------------
                                                     Other                                                       Other
Name and                                             Compen-     Restricted Stock     SAR            LTIP       Compen-
Position             Year         Salary      Bonus  sation           Awards          (s)           Payouts     sation
David Gane,  CEO     1999        $63,000(1)   None      None            None      333,333 shares     None         None


(1) Although Dr. Gane receives an annual salary of $72,000, he has only been paid $63,000 to December 31, 1999, covering the period February 15, 1999 to December 31, 1999.


Option/SAR Exercise/Grant/Values Table

Name              Year     # of SAR     Exercise Price    Expiration    Vested    % Exercised    Value
David Gane        1999     333,333             $1.00        03/17/05      100%        0%        $1,333,332
CEO

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Security Ownership of Certain Beneficial Owners and Management

         Beneficial Owners of More than Five Percent.

Title of Class                   Name and Address of           Amount and Natureof           Percent of Class
                                 Beneficial Owner              Beneficial Owner
-------------------------------- ----------------------------- ----------------------------- ------------------------------
Common                           Dr. David Gane                333,433  President,  CEO and  8.9%
                                 1081 Kent Street              Director(1)
                                 White Rock, BC
                                 Canada V4B4T2
-------------------------------- ----------------------------- ----------------------------- ------------------------------
Common                           Wayne Rees                    333,433 Vice President and    8.9%
                                 13670 Malabar St.             Director(1)
                                 White Rock, BC
                                 Canada V4B2X9
-------------------------------- ----------------------------- ----------------------------- ------------------------------
Common                           Todd Rees                     333,433 Vice President and    8.9%
                                 112-15282 19th Avenue         Director(1)
                                 Surrey, BC
                                 Canada v4B1X6
------------------------------- ----------------------------- ----------------------------- ------------------------------
Common                           Stephen Winter                250,000 Vice President,       6.7%
                                 4610 Boulderwood Drive        Director, Secretary,
                                 Victoria, BC                  Treasurer (2)
                                 Canada
-------------------------------- ----------------------------- ----------------------------- ------------------------------
Common                           Torchmark Holdings            950,000                       39.5%
                                 PO Box 290
                                 Caribbean Place
                                 Leeward Highway
                                 Providenciales,
                                 Turks and Caicos Islands
-------------------------------- ----------------------------- ----------------------------- ------------------------------


(1) Includes rights to acquire 333,333 shares of common stock at $1.00 which are currently fully vested and unexercised.
(2) Includes rights to acquire 250,000 shares of common stock at $1.00 which are currently fully vested and unexercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Dicom did not develop the Image Explorer or value added module software, but licensed the same from Torchmark Holdings, Ltd., a Turks and Caicos Islands B.W.I. corporation ("Torchmark") under a License Agreement dated March 17, 1999 by and between Torchmark and Dicom and a Capital Contribution Agreement dated March 17, 1999 by and between Torchmark and Dicom. Under the terms of the agreement, Torchmark has given Dicom an exclusive, world-wide, royalty free, fully paid-up license to use, sell, distribute and sublicense the Software for a thirty year period. Torchmark was compensated for the license by a grant of 1,000,000 common shares of Dicom stock, pursuant to the agreement. The agreement has a condition subsequent, that Dicom raise $1,000,000 in its private placement. The condition has been satisfied. The agreement also provides Dicom with the option to license the medical version of the Software from Torchmark for a payment of $250,000.

         Torchmark acquired the license for the Image Explorer and value added module software (the "Software") from Image F/X Software Solutions, Inc., a Canadian Corporation ("Image"). Torchmark became acquainted with Image by means of Walter Sutherland, who was an employee of Image at the time of the introduction and who was friends with the principals of Torchmark. Walter Sutherland is currently an employee of Dicom. Torchmark paid Image $150,000 Canadian Dollars for a full transfer of all right, title and interest in the Image Explorer software.

         Directors Wayne Rees, Todd Rees and David Gane are the sole shareholders of Image. Directors Todd Rees and David Gane are officers of Image. Image sold the license to the Software to Torchmark for $150,000 Canadian dollars.

         To date, Dicom has lent $44,000 to Image under a promissory note, at 6% interest, payable by May 15, 2000. This loan was made in consideration for Image providing otherwise uncompensated software development assistance to Dicom in preparing the Software for its commercial launch. Image was reimbursed for its actual expenses paid to third-parties in rendering such development assistance in addition to the compensation in the form of a loan, described above.

         During the period, the Company leased office furniture and computer equipment in the amount of $18,679 (1998 - $Nil), from Dicom Software Inc., a company controlled by three of the directors of the Company.

         The Company leases an office in the amount of $16,284 (1998 - $Nil) from 529489 BC Ltd., a company partially owned by Dicom Software Inc. At December 31, 1999, accounts payable included $ 9,218 payable to 529489 BC Ltd relating to this rent.

         During the year, the Company purchased demo equipment in the amount of $3,744 (1998 - $Nil) from Source Dental Image, a company controlled by two directors of the Company.

         Certain shareholders of Dicom have entered into a lock-up agreement amongst themselves whereby they each voluntarily agree to hold ninety percent of their shares for a period of one hundred and eighty days from the date Dicom commences trading on the Nasdaq OTC bulletin board. Although Dicom is not a party to this lock-up agreement, the lock up agreement could have a severely restrictive impact on the public trading float of Dicom's stock and could limit the ability of Dicom shares to be sold into the public markets.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

No reports on 8-K were filed during the period

                                INDEX TO EXHIBITS

EXHIBIT NO.                 DESCRIPTION OF EXHIBIT

3.1(a)*       Articles of Incorporation of the Registrant

3.2(a)*       Bylaws of the Registrant

10.1(a)* Form of Stock Purchase Agreement between the Registrant and purchasers of shares of common stock in the Registrant.

10.2(a)* License Agreement between Torchmark Holdings, Ltd. and Registrant dated March 17, 1999.

10.3(a)* Capital Contribution Agreement between Torchmark Holdings, Ltd. and Registrant dated March 17, 1999.

10.4(a)* Order Fulfillment Agreement between 527403 British Columbia Limited and Registrant dated May 14, 1999.

10.5(a)* Voting Agreement between certain holders of common stock in the Registrant and the Registrant, dated March 17, 1999.

10.6** Amended and Restated Licensing Agreement between Registrant and Douglas Campbell effective September 29, 1999.

(a) Filed previously with the commission in Registrant's Filing on Form 10 SB on June 15, 1999 or filed previously with the commission in Registrant's Filing on Form 10 SB, Amendment No.1 on July 22, 1999.

(b) ** Filed previously with the commission in Registrant's Filing on Form 10QSB dated 11-09-99.

SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


DICOM IMAGING SYSTEMS, INC.
-------------------------------
(Registrant)

Date: APRIL 14, 2000
     --------------------------

By:  /s/ DAVID GANE
-------------------------------
David Gane