Form 10KSB/A
period 1999-12-31
DICOM IMAGING SYSTEMS INC
filed 2000-05-03
CIK 1088537

Dicom Imaging Systems, Inc.

Filing Type: 10KSB
Description: Annual Report
Filing Date: Apr 30, 2000
Period End: Dec 31, 1999

Primary Exchange: Over the Counter Includes OTC and OTCBB
Ticker: DCIM

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-KSB

                                AMENDMENT NO. 1

   [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
                       of 1934 For the Fiscal Year Ended

                               December 31, 1999

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       Commission File Number: 000-26369

                          Dicom Imaging Systems, Inc.
                 (Name of small business issuer in its charter)

        Nevada                                               88-042202
(State or other jurisdiction of                           (I.R.S.employer
incorporation or organization)                          Identification No.)


                             1350 E. Flamingo Road
                                   Suite 847
                              Las Vegas, NV 89119

                   (Address of principal executive offices,)

                                 (877) 624-6243

                        (Registrant's Telephone Number,)

                                 (520) 441-8755

                        (Registrant's Facsimile Number,)

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

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1999 was $ 25,194,600 (based upon the closing sale price of $6.00 per share on such date). Number of shares of Common Stock outstanding as of December 31, 1999: 7.2 Million shares.

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

Part I

Page

Item 1. Description of Business........................................ 3

Item 2. Description of Property........................................11

Item 3. Legal Proceedings............................................. 11

Item 4. Submission of Matters to a Vote of Security Holders............11

Part II

Item 5. Market for Common Equity and Related Shareholder Matters...... 11
 .
Item 6. Management's Discussion and Analysis or Plan of Operation..... 11

Item 7. Financial Statements.......................................... 13

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure...................................................29

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act................................ 29

Item 10. Executive Compensation....................................... 30

Item 11. Security Ownership of Certain Beneficial Owners and Management.30

Item 12. Certain Relationships and Related Transactions................ 31

Item 13. Exhibits List and Reports on Form 8-K......................... 32

SIGNATURES............................................................. 32

PART I.

Item 1. DESCRIPTION OF BUSINESS

This Business section and other parts of this Form 10KSB contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Plan of Operation over the next 12 months."

GENERAL

Dicom Imaging Systems, Inc., a Nevada Corporation ("Dicom" or "DIS" or the "Company") is a software provider to the dental industry and associated groups, and eventually to the medical professions. Dicom designs, develops, markets and supports a family of imaging software products for use throughout the health professions worldwide including dental professionals, research facilities, universities, and beginning in late 2000, medical professionals. Dicom's imaging software was developed in conjunction with the licensing of core technology from Torchmark Holdings Ltd. ("Torchmark") as part of a License Agreement between Dicom and Torchmark dated March 24, 1999. Based on the Torchmark core technology, the Company designed and developed its software products specifically for the use of the health professional in private or institutional practice, with an interface that is user friendly, integrates the internet and associated hardware image capturing devices. The Company's strategy is to offer comprehensive imaging software, hardware, internet and support solutions to the health professions. The Company's software products utilize the Microsoft Windows family of operating systems on the desktop and over the internet.


DICOM'S BUSINESS MODEL AND METHOD RELIES ON PRODUCING AND DISTRIBUTING,
FREE OF CHARGE, an imaging software application KNOWN AS IMAGEXPLORER(TM) AND IMAGEDITOR (TM)(together registered trademarks of Dicom "ImageEcplorer") to dentists, dental specialists, dental laboratories, dental insurance companies, and educational facilities throughout North America. Dicom requires registration of its ImagExplorer product by ITS CUSTOMERS THROUGH A TELEPHONE AND WEB BASED REGISTRATION SYSTEM. AT THE POINT OF REGISTRATION OF IMAGEXPLORER, Dicom representatives market a series of value added software modules, support services and select imaging hardware devices to software registrants.


Dicom provides telephone and email based technical support services for product users with questions concerning use of a Dicom software product. Such questions may relate to device compliance, software features, installation of software or advice on how to optimize use of the software for the needs of a particular dentist. Dicom provides such service and support, which also includes free-upgrades of the Dicom software product, for an annual fee of $599, paid directly by the software user to Dicom via a credit card over the Internet or telephone. Substantially all of Dicom's revenues to date have been derived from licensing and distribution agreements with corporate partners, direct retail sales of value added software modules, support services and select imaging hardware devices to its software registrants.

Dicom also stocks an imaging capture card, which is a device added to a personal computer to support input of digital images, an intraoral camera, which is a camera for taking digital images of the inside of a patient's mouth; and footpedals, which are used to control intraoral cameras by pressing down with the foot. These products are manufactured by third parties and Dicom receives a commission on the sale of each of these products through our website or toll-free telephone number.

The core ImagExplorer product functions primarily as a means for dental professionals to categorize, manage and manipulate patient images by means of a visual interface. The value added software modules each provide products to assist dental professionals with a specific area of image management and manipulation, such as cosmetic whitening procedures on teeth. The value added software modules can be added and integrated as dental professionals become more familiar with the Dicom's ImagExplorer technology.

The Digital Imaging Communications in Medicine (DICOM) standard is a detailed specification that describes a means of formatting and exchanging images and associated information. DICOM is a standard protocol for storage and retrieval of digital images. The standard applies to the operation of the interface which is used to transfer data in and out of an imaging device. The corporate name Dicom Imaging Systems, Inc. was inspired by the DICOM standard.


Dicom was incorporated in Nevada in March 1999 and initially shipped its first dental imaging management system, ImagExplorer in September 1999. In October, 1999 Dicom also began offering service and telephone support for its software customers for an annual FEE. IN THE FALL OF 1999, DICOM LAUNCHED ITS IMAGEDITOR PRODUCT, AN IMAGE ARCHIVAL AND EDITING SOLUTION, SIMULATORTM, a software based tool to provide dental professionals and patients with visual images of procedures before the procedures are actually performed AND WHITENERTM, a complete dental bleaching software solution. Subsequent to the 1999 fiscal year, Dicom also exercised its rights to acquire the rights in the medical professions for the Torchmark core technology. To December 31, 1999 we have generated no significant revenues from these products.


SOFTWARE PRODUCT ARCHITECTURE

Dicom's software products are based on a scaleable, core-product module architecture. The Company believes that its architecture provides the system performance required for efficient image management, practice enhancement through simulation, reduces overall imaging and archival costs and facilitates faster, easier and less expensive management and manipulation of imaging data. This is true of the current version of ImagExplorer and its related modules and Dicom believes that the improvement of imaging efficiency for customers will be maintained in subsequent upgrades. Dicom applications are designed for ease of use and are integrated with the Microsoft Windows family of products. The Company's software products are also scaleable; permitting changes in network size, server platforms and other architectural components with minimal disruption. Further, Dicom software products are intended to be portable across major hardware platforms using Intel based microprocessors. The Company believes that the design of its software products reduce end-user training requirements and allow end-users and health professionals increased access to critical data not always readily available to them with currently available image management tools. No assurance can be given concerning the successful development of Dicom software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of Dicom applications on additional platforms or their acceptance in the marketplace.

Not all software products or release versions of the Company's software products are currently available on all of the above platforms. The Company expects to continue expanding platform availability to address general marketplace demand. Presently, releases of new software products are initially introduced on a Microsoft Windows platform with subsequent releases being planned to support Windows in addition to other platforms. The times and extent of releases on other platforms is also uncertain.

GRAPHICAL USER INTERFACE

All Dicom software products share a common graphical user interface
("GUI") based on Microsoft's Windows family of products, which provides a consistent "look and feel" to the Dicom's applications, including similar pull down menus, error handling, system navigation and point-and-click mouse-driven functionality. Dicom ImagExplorer operates exclusively in a 32-bit architecture on Windows 95, Windows 98, Windows 2000 and NT. The intuitive nature of GUI-based systems increases productivity and reduces user-training requirements. The GUI's ease of use encourages non-technical users to utilize the image manipulation and management system capabilities more fully. In addition, the GUI allows users to integrate imaging applications and data with other Microsoft Windows-based desktop applications and hardware drivers and interfaces, i.e., intraoral cameras and digital x-ray equipment. For example, customers can query the system and download data into either a word processing document or a spreadsheet. By leveraging the health professional's familiarity with personal computers ("PC"), previously difficult access to imaging information, editing, manipulation and archival data is available to the casual employee user, such as a hygienist, assistant or receptionist, resulting in potential improvements in dental and, in the future, medical assistant and staff productivity.

APPLICATION SECURITY ARCHITECTURE

Dicom's ImagExplorer software products incorporate security features designed to protect certain sensitive patient medical and dental data managed by these applications from unauthorized retrieval or modification. The Company has developed a security architecture utilizing the capabilities of its own applications as well as the client operating system software. To date, the Company is not aware of any violations of its application security architecture within its installed base.

ELECTRONIC COMMERCE

Dicom's ImagExplorer includes an enhanced application interface that facilitates the integration of Dicom applications with the World Wide Web, the Internet, extranets and intranets and the exchange of imaging data and information therein. The information exchange transactions regarding patient data can be passed to other health professionals or laboratories over the Internet or private extranets. Dicom plans software improvements in future versions of ImagExplorer to allow initiation of imaging exchange transactions from sources such as electronic forms, insurance companies, automated claims processors, electronic mail, Interactive Voice Response ("IVR") systems, touch screen information kiosks and Web browsers.


IN ADDITION, DICOM'S SITE ON THE WORLD WIDE WEB WWW.DICOM-IMAGE.COM, facilitates customer interaction, registration of the core product, and is intended to eventually support full e-commerce based purchase of the range of Dicom products and services. Dicom intends to look for strategic partnerships and alliances with other internet web sites for dental and health professionals and with manufacturers of hardware related to imaging, which can be advertised and sold on the Dicom web site. Dicom has already partnered with the D-store, which maintains a robust e-commerce marketplace for imaging related hardware and intends many more such partnerships in the balance of the year 2000. . No assurances can be given with respect to the successful development of, and marketing through, the Company's Internet site or through strategic alliances.


APPLICATION SOFTWARE PRODUCTS

At December 31, 1999, Dicom's commercially available application software products included Dicom ImagExplorer, Whitener and Simulator. Development is underway to provide translated releases for a variety of languages including:
French, German, Spanish, Canadian French, Canadian English, UK English, International English, Japanese (Kanji) and Portuguese. Dicom intends to continue to enhance its software products through new releases, including extending global functionality throughout its core software products and updating current country-specific and non-English language releases of its applications.


APPLICATION SOFTWARE PRODUCTS CURRENTLY UNDER DEVELOPMENT AND
PLANNED FOR FUTURE RELEASE INCLUDE: LABRX(TM) AND XRAY(TM). No assurance can be given concerning the successful development of enhancements or new modules, the specific timing of completing new releases or new features of software products or the level of their acceptance in the marketplace.


Dicom's software products are generally licensed to end-user customers under non-exclusive, non-transferable, perpetual license agreements. In most cases, Dicom licenses its software products solely for the health professional's internal operations. License fees for Dicom's software products are generally standard on a per license basis, with fees varying somewhat by country and also by distributor relationships that Dicom is in the process of negotiating or has negotiated subsequent to December 31, 1999. The following description describes the primary features of the ImagExplorer suite of software products:


ImagExplorer operates in the Windows operating system environment on a personal computer using the DICOM standard for reading and writing image files. ImagExplorer captures images from a variety of sources such as digital cameras, intraoral cameras, digital x-ray, e-mail, internet transfers, operating microscopes or any twain compliant device, and then stores them in an "electronic file cabinet" visual interface. Twain stands for technology without an interesting name and is a hardware/software standard for importing and exporting digital images. Most digital imaging devices used in the dental profession are twain compliant. After storage, the images can be accessed in the patient file for review, comparison, printing and communication. There are other modules or plug-ins designed to enhance the ability of the ImagExplorer software program. The core product consists of ImagExplorer, as described above, and ImagEditor described below, as well as the other plug in modules which dental professionals can purchase. ImagExplorer and IMAGEDITOR are the core product and are given away free. The core product is enhanced by the purchase of plug-in modules that add features to the core product. In order to take advantage of enhanced features, users of the core product may purchase the other plug-ins described below.


Core product of Free Software:


IMAGEXPLORER(TM): Allows users to capture images from a variety of sources such as digital cameras, intraoral cameras, digital x-ray, e-mail, internet transfers, operating microscopes or any twain compliant device, and then stores them in an "electronic file cabinet" visual interface.

IMAGEDITOR(TM): Allows the user to enhance the captured images without substantially altering the image from its original state. ThiS may include such actions as color enhancement, sharpen, soften, cropping, rotating and flipping.


Plug-ins which must be purchased separately:

WHITENERTM: Whitener is an additional add-on module to ImagExplorer. Whitener is a module that identifies the teeth in an image and lightens them to simulator a bleaching procedure. This module allows the patient to see what a tooth whitening procedure would look like when completed.

SIMULATORTM: Simulator's image manipulation tools show the patient what he or she could look like with an alteration to their smile before committing to the actual dentistry. The dentist can then send the patient's image to the laboratory along with the prescription so the technicians making the restoration will be able to view the proposed changes. With Simulator, the dentist can simulate a range of dental procedures, including bleaching, bonding, veneers, implants, amalgam replacement and orthodontics.

LAB RXTM: A lab module that facilitates communication between the dentist and the laboratory technician especially with respect to esthetic restorations, visually prescribing porcelain procedures to be performed by the lab. It provides the lab technician certain information which can assist in the preparation of accurate and cost-effective lab products. Lab RX generates an enhanced electronic prescription as either a print report or an electronic file. (Anticipated release later in 2000).

X-RAYTM: An x-ray module that allows the dentist to acquire x-ray images of the patient into ImagExplorer via direct acquisition or by film scanning devices. The radiographic imaging tools allow the dentist to enhance the radiograph for improved diagnosis, measure areas of the radiograph, attach diagnosis notes, and communicate with colleagues via print or modem. If the dentist already has a digital x-ray system, ImagExplorer will allow the user to view, enhance, print and communicate those existing images using the DICOM standard. (Anticipated release later in 2000).

The above products are sold to Dentists, Orthodontists, Oral Surgeons and other dental professionals for use in their practice with patients.

Distribution Method of Products and Services; Sales and Marketing

Dicom distributes the core ImagExplorer software free of charge directly to dental professionals through direct mail, certain dental product dealers and through partnering arrangements still in negotiation with other manufacturers of dental products. Dental professionals who wish to use these free products must call a toll free number to register the product. At the time of the call, representatives of Dicom offer the customers the opportunity to purchase the value added software modules and well as technical support and upgrade packages. Sales of the value added software modules, such as Lab RX, Whitener, Simulator and X-Ray are conducted primarily through this telephone "upselling."

In addition to the above method, where customers call the toll free number to register their free core product and are offered the opportunity to purchase value added plug in modules by our representatives during the call, Dicom also generates sales of its software modules, support services and hardware devices from attending trade shows and educational forums where dentists and their staffs congregate, via the Dicom's internet web site, via telemarketing to dental professionals and those who have already registered the free core product but have not yet purchased a module, as well as through traditional dental dealers or distributors. Sales of value added modules to distributors and value added resellers involve the distributor or reseller buying CDs of the Software directly from Dicom in quantity and selling them to dental professionals or burning their own "OEM" versions of Dicom software under a master distribution and licensing agreement.

Dicom has an additional revenue stream in the form of annual fee based technical support. Each technical support package costs $599 per year and is paid for by a credit card number over the telephone or through our Internet web site or sold via one of our distributors. Customers license these value added modules directly from Dicom by paying the appropriate licensing fee by credit card or check and receiving a CD containing the purchased modules. We do not lease imaging hardware, but simply derive a commission for each sale of imaging hardware that we close with a customer and forward on to a reseller for shipping. We have relationships with resellers of intraoral cameras, video imaging cards and foot pedals.

ImagExplorer is given away free of charge to all dental care providers through a variety of mechanisms, including trade shows, mass mailing of CDs containing the ImagExplorer core product, the Dicom web site, strategic and corporate partners, as well as in bundling arrangements with hardware providers.

The software comes on a CD or may be downloaded from the Dicom website. Activating the software will install the ImagExplorer image database system. The tabs for all of the additional optional modules reside on the main menu bar of the ImagExplorer program. When the tabs are pressed, a description of the module, and instructions on how to order it, appears. Also on the CD is a short training video on how to use ImagExplorer and an introduction to the benefits of the other available modules. Included in the package are instructions on how to load the software, the benefits of the software, and how to purchase the additional modules and the service/support agreement. In order to activate the software the user must first load the software onto their computer. Upon installation of the software, the user is prompted to call our 1-877-62-IMAGE number for the activation code. At that time the Dicom Imaging Systems support representative takes the user's key information for our database and markets the additional modules. The support representative also markets the service/support contract. If the end user would like to purchase additional hardware such as cameras, video cards, and intraoral cameras, DIS can either provide them or assist the user in finding the best source. The ImagExplorer product that is provided at no charge assists the user with their standard day-to-day handling of images.

Relationship with Mr. Doug Campbell

In September of 1999, Dicom entered into a software license and distribution agreement with Mr. Doug Campbell for a $600,000 license fee payable to Dicom over time based on certain sales milestones, as more fully described in Dicom's 10 Q SB for the quarter ending September 30, 1999. Subsequent to December 31, 1999, the agreement was terminated and the required numbers of software copies were shipped to Mr. Doug Campbell, satisfying any and all contractual obligations to Mr. Doug Campbell.

INTERNATIONAL OPERATIONS

In fiscal year 1999, Dicom had no significant international operations outside of the United States and Canada and derived more than 90% of its sales from the United States. Subsequent to December 31, 1999, international licensing agreements have been signed in certain international markets, including the United Kingdom and certain Latin American countries.

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

Dicom provides, for a $599 per year annual fee, telephone based customer service and support that consists primarily of ease of use, feature description, hardware integration issues and telephone based tutorials on certain image manipulation procedures.

COMPETITION

Competition in the dental products and services industry is intense.
There are many established companies who offer products that compete indirectly with Dicom. Although the dental industry in general and sales of dental products and supplies in particular is expected to grow and expand as cosmetic and elective dental procedures become more widely accepted, the number of competitors in the marketplace makes competitive pressures severe. There are competitors to Dicom with significantly greater financial, technical, marketing, distribution and human resources. There is no guarantee Dicom will be able to meet or survive these significant competitive challenges. The dental software industry in particular, because of the potentially high profit margins compared with other manufactured dental products, has attracted large and sophisticated competitors with established brand names who have already successfully developed and marketed products.

We are not aware of any other companies that offer a free core product similar to ImagExplorer. Each competitor uses a different data base structure, file format and interface design, making it difficult for the dentist to come up with a comprehensive solution BY PURCHASING MODULES FROM DIFFERENT MANUFACTURERS. IMAGEXPLORER is presently one of only a few images storage and retrieval systems available which are DICOM compliant and which operate at 32-bit resolution on the Windows operating system.

Dicom's main competitors are SciCan (which markets products Image FX and CosmetiX) and Integra Medical Systems (which creates and markets VIPERSOFT). All of these competitors charge at least $2000 for their core-imaging product. All of these competitors compete in the areas of hardware, software and support services. If any of these more established competitors were to also give-away or substantially discount their products, such a move might have a material, adverse effect on Dicom's ability to compete in the dental imaging software market.

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

Intense competition could potentially lead to increased price competition in the market, forcing Dicom to reduce prices, which may result in reduced gross margins and loss of market share by Dicom which, therefore, could materially adversely affect Dicom's business, operating results and financial condition. There can be no assurance that Dicom will be able to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

SOFTWARE PRODUCT DEVELOPMENT

The imaging software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. Dicom's current focus in imaging software development is to expand the functionality and breadth of Dicom's software product offerings by: (i) enhancing workflow capabilities; (ii) developing new software products and adding new functionality to existing software products including global product requirements and translated releases of global product;
(iii) supporting joint development arrangements under which certain vertical market applications may be developed; and (iv) adding certain architectural extensions. There can be no assurance that such development effort will result in its products, features or functionality or that software products, features or functionality that are developed will be accepted by the market.

The Company's research and development staff consisted of 3 Employees and 3 contract employee throughout the fiscal year ending December 31, 1999. The Company's total research and development expenses were approximately $104,460 as of December 31, 1999.

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

Dicom is not aware that its software products, trademarks or other proprietary rights infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against Dicom in the future with respect to current or future software products or that any such assertion may not require Dicom to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these software products further overlap, Dicom believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

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

PERSONNEL

As of December 31, 1999, Dicom employed 12 people, including 4 in sales and marketing, 3 in product development, 4 in customer service, and 1 in administration. None of Dicom's employees in the United States or Canada are represented by a labor union or are subject to a collective bargaining agreement. Dicom believes that relations with its employees are good.

The executive officers of the Company as of December 31, 1999 are as follows:

NAME AGE TITLE

David Gane 45 President, Chief Executive Officer, Director
Wayne Rees 41 Vice President, Director
Todd Rees 40 Vice President, Director


Wayne Rees and Todd Rees are brothers


DICOM HAS EXPERIENCED A PERIOD OF REVENUE GROWTH, which has placed a significant strain upon the Company's management, operating and financial controls and resources. To accommodate growth and compete effectively, Dicom must implement and improve the speed and quality of its decision making, business processes, reporting systems, procedures and controls and further expand, train and motivate its workforce. There can be no assurance that Dicom's personnel, procedures, systems and controls will be adequate to support Dicom's future operations. Dicom believes that its success will depend in large part upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. The loss of services of one or more of Dicom's key employees could have a materially adverse effect on Dicom's business, operating results and financial condition. Dicom intends to hire a significant, although yet undetermined number of additional sales, service and technical personnel in 2000. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within the desired geographic location. It is widely believed that the technology sector is at or over a state of full employment. There can be no assurance that Dicom will be successful in attracting and retaining the personnel it requires to develop, market and support new or existing software.


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

Dependence on one of a few major customers

Dicom is not dependent on any particular customer. No one customer is responsible for more than 5% of Dicom's yearly sales volume, with the exception of the agreement with Mr. Doug Campbell.

Need for Governmental Approval

Dicom's products are regulated by Federal, State, Provincial and Local regulations. The products require approval of the United States Food and Drug Administration ("FDA"). Dicom is in the process of gathering data necessary for the submission of an approval application to the FDA. It is anticipated that such an application will be completed in the near future and submitted to the FDA for review. However, there is no assurance that such application will be completed, submitted or approved. If the required applications were not to be completed, submitted and approved, Dicom may not be able to successfully market or sell these products, which would have a materially adverse effect on Dicom's revenues and profits.

Effect of Existing or Probable Governmental Regulation

Though Dicom has made an effort to comply with applicable regulations, it is possible that Dicom is not in compliance with current FDA regulations, as interpreted by the FDA staff. Dicom is not aware of any instances of non-compliance. Such non-compliance could have a material adverse effect on Dicom's financial condition, sales and profits.

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

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR LIKELIHOOD OF SUCCESS.

We have only manufactured and distributed our software and manufactured and distributed our ImagExplorer product since September 1999. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a relatively new business and the development and marketing of new products must be considered in evaluating the likelihood of success of our company. The auditors' report on our annual financial statements contains an additional paragraph identifying issues that raise concerns about our ability to continue to operate as a going concern. The financial statements include no adjustments due to this uncertainty

WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

At December 31, 1999, our accumulated deficit was $ 1,155,996. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our existing products and the successful and timely introduction of new products. There can be no assurance that we will ever be profitable.

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

OUR FUTURE DEPENDS ON OUR ABILITY TO INCREASE DEMAND FOR OUR IMAGEXPLORER PRODUCT AS WELL AS OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

Our future depends upon our ability to increase demand for our ImagExplorer and related products and our ability to develop and successfully introduce new products. Development of new product lines is risk intensive and often requires:

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

     Our success is highly dependent upon our President and Chief Executive Officer, Dr. David Gane. Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business. The loss of services of Dr. Gane along with the loss of his numerous contacts and relationships in the industry would have a material adverse effect on our business. We have not entered into an employment agreement with Dr. Gane. We do not have key person life insurance on Dr. Gane.

OUR PRODUCTS HAVE NO PATENT PROTECTION, AND THEREFORE, THEY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY COMPETITORS.

Our future success and ability to compete is dependent in part upon our proprietary technology. We have been advised by counsel that our software cannot easily be protected by patent. We have not applied for any patents, nor do we intend to apply for any patents in the future. Consequently, we rely primarily on trademark, trade secret and copyright laws to protect our technology. We have applied for trademark protection on ImagExplorer, Dicom Imaging Systems, Lab RX, X-Ray, Whitener, Simulator and ImagEditor. There is no assurance that trademark protection will ultimately be granted under these applications. However, there can be no assurance that third parties will not try to copy our products. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technology overseas. We may not have adequate remedies if our proprietary rights are breached and therefore a breach of our proprietary rights could have a material adverse effect on our financial condition.

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

Item 2. DESCRIPTION OF PROPERTY

Dicom currently maintains leased office space in Bellingham, Washington and White Rock, British Columbia. Both facilities contain less than 5000 leased square feet each. Dicom plans to significantly expand its Bellingham, Washington facility in 2000 and plans to open an office in the San Francisco/Silicon Valley area in the second quarter of 2000.

Item 3. LEGAL PROCEEDINGS

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

Fourth Quarter 1999 (reflecting 3 for 1 forward split in December, 1999) High $6.125
Low $5.8125

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In the Spring of 2000, Dicom signed an agreement with Kada Innovations
Ltd. and with CLG Investments Ltd. providing international distribution territories for the Dicom suite of products. It is anticipated that other such licensing and distribution agreements will be entered into until Dicom has effective worldwide distribution of its products. In addition, Dicom is seeking OEM and strategic distribution alliances throughout North America and desires to expand its revenue stream through strategic partnering with imaging hardware providers. Dicom intends to continue identifying market share over the next twelve months through continued attendance at dental tradeshows held in Canada and the United States. We plan to continue to staff our booths at these tradeshows with Dicom personnel who can explain and market our product to the dentists in attendance. In addition, Dr. Gane plans a continuation of his present lecture and seminar tour, where he will speak to audiences of dental professionals throughout the world about dental imaging in general and ImagExplorer in particular.

Dicom intends to negotiate supply relationships with most of the major dental product distributors in North America and to expand the number of distributors who stock the Dicom product. Dicom also plans to continue its advertising campaign in dental trade magazines to continue to promote ImagExplorer to dental professionals.

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

Dicom intends to develop the medical version of the ImagExplorer software over the next twelve months. This expansion into the much larger medical field, primarily through the use of strategic distribution partners and institutional retail clients, could greatly expand Dicom's revenues.

Dicom intends to enhance its customer support functions over the next twelve months through continued scripting of commonly experienced technical and product usage problems as they are encountered by our customer support staff. In addition, Dicom intends to begin a telemarketing campaign, with a goal of contacting by telephone all leads generated by our presence at trade shows, Dr. Gane's lectures, through our web site and through reader responses to our advertisements in dental trade magazines.

In addition to developing an upgraded version of the core ImagExplorer product, Dicom intends to develop other value-added software modules and other methods for enhancing its revenue stream, including corporate partnering agreements and agreements to bundle the ImagExplorer core product with other manufacturer's hardware products.

OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

REVENUES

Revenues for the year ended December 31, 1999 were $249,032, derived primarily from the sale of hardware and software licenses directly to dentists in the United States. All of our revenues were paid in US currency.

The company has recorded deferred revenue as at December 31, 1999 in the amount of $248,699, which represents a prepayment for software that was shipped subsequent to year-end.

We expect to generate additional revenue from the sale of licenses in the future. We also expect our revenues from hardware sales to increase in the future in relation to software sales.

GROSS MARGIN

Cost of sales for the year ended December 31, 1999 were $150,869, leaving a Gross Margin of $98,163 which equates to 39% of sales. Cost of sales included software burning and hardware costs, freight costs and credit card transaction charges, as well as support related salaries and telephone charges.

Software sales generate relatively high margins, whereas the margins associated with hardware sales are relatively small.

OPERATING EXPENSES

Operating expenses included:

Depreciation in the amount of $16,140 on computer and camera equipment used for demonstration purposes at tradeshows. General and administrative costs in the amount of $ 793,172 which includes administrative salaries, audit and legal charges, investor relations charges and insurance costs.

Research and development costs in the amount of $104,460 for software development. We expect our research and development costs to increase in the next year as we develop the Xray and LabRX modules, as well as the international and medical versions of the software.

Selling and marketing costs of $240,387 that includes trade show costs, advertising, mailings, and web site maintenance.

The resulting net loss for the year ended December 31, 1999 was $1,055,996, which equates to a 17-cent loss per share.

The operations for the year ended December 31, 1999 were funded primarily by the cash proceeds from the initial issue of common shares.

We have implemented a stock option plan. The plan is an essential tool to attract and retain the qualified personnel needed to implement our business strategy. At December 31, 1999, we have granted 3,928,500 options. While no options were exercised in 1999, we recorded a non-cash charge to the 1999 income statement of $5,015, and deferred compensation expense of $86,569 relating to the issuance of these options.

Cash Requirements and Additional Fundraising


Dicom believes that it can continue to satisfy its cash requirements through revenues generated from the sales of its PRODUCTS AND THROUGH MINIMUM ROYALTY PAYMENTS FROM LICENSING AND DISTRIBUTION PARTNERS. HOWEVER, such sources of cash do not include provisions for substantial growth. Management believes that the full development and marketing of the medical option, as well as increasing Dicom's software development, marketing and Interent presence, could require the expenditure of significant funds. Management believes that Dicom may not be able to satisfy all of its cash needs out of available cash and operating income and may have to engage in a sale of Dicom's securities during the next twelve months. There can be no assurance that such additional capital, or any additional capital, will be available on terms satisfactory to Dicom.


As of December 31, 1999, Dicom had total cash of $18,263. Subsequent to December 31, 1999, Dicom received more than $1,000,000 in cash from licensing and distribution agreements and retail sales. At March 31, 2000, Dicom has total cash of approximately $850,000. We anticipate an increase in revenue during the next twelve months, primarily, via hardware sales, for which there are significantly lower margins than in Dicom's software products. In addition, we anticipate initial deployment, development, advertising, infrastructure and hiring requirements in conjunction with the development and deployment of the medical option will create a high level of one-time expenditures during the third and fourth quarters of fiscal 2000. We expect our fixed overhead costs to increase based on the above assumptions and development and deployment of the medical version of the software. As indicated above, we may be required to sell securities to generate sufficient cash to fund our requirements.

Product Development and Research Plan for the Next Twelve Months

It is anticipated that Dicom will spend $120,000 per month over the next twelve months to improve and develop the ImagExplorer Software and modules and to develop the medical option and additional value added modules. These improvements might include customer-requested enhancement as well as the amelioration of any technical problems that become manifested with the ImagExplorer Software and modules.

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant changes in number of employees

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

                          DICOM IMAGING SYSTEMS, Inc.
                          (Expressed in U.S. dollars)

                     Years ended December 31, 1999 and 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Dicom Imaging Systems, Inc.

We have audited the consolidated balance sheet of Dicom Imaging Systems, Inc. and subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dicom Imaging Systems, Inc. and its subsidiary as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered losses from operations and negative cash flows from operations and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Chartered Accountants
Vancouver, Canada

March 24, 2000

(except for note 13, which is as of
March 31, 2000)

                           DICOM IMAGING SYSTEMS, INC.

                           Consolidated Balance Sheet
                           (Expressed in U.S. dollars)

                                December 31, 1999

Assets

Current assets:

     Cash and cash equivalents                       $ 18,263
     Accounts receivable (note 3)                      48,215
     Prepaid expenses                                  30,468
                                                     ----------
                                                       96,946


     Intangible assets (note 4)                        15,237
     Equipment (note 5)                                46,639
                                                     ----------
                                                      $ 158,822

==============================================================================
Liabilities and Stockholders' Deficit

Current liabilities:

     Accounts payable                                  $ 56,431
     Accrued liabilities                                 89,673
     Deferred revenue                                   248,699
                                                       ---------
                                                        394,803

Stockholders' deficit (note 6):
     Authorized:

     10,000,000 preferred stock,   $.001 par value
     50,000,000 common stock,      $.001 par value

Issued:

     7,200,000 common stock                               7,200
Additional paid in capital                              912,815

Deficit                                              (1,155,996)
                                                     ----------
                                                       (235,981)

___________________________________________________________________________
                                                       $ 158,822
===========================================================================
Subsequent events (note 12)

See accompanying notes to consolidated financial statements.

On behalf of the Board:

______________________________ Director ______________________________ Director

                          DICOM IMAGING SYSTEMS, INC.

                     Consolidated Statements of Operations
                          (Expressed in U.S. dollars)

                     Years ended December 31, 1999 and 1998

                                             1999                1998

Software and hardware sales                  $ 249,032           $ -

Cost of sales                                  150,869             -
                                             -------------------------
Gross profit                                    98,163             -
==============================================================================

Operating expenses:
     Depreciation                               16,140             -
     General and administrative                793,172             -
     Research and development                  104,460           100,000
     Selling and marketing                     240,387             -
                                               -------------------------
                                               1,154,159         100,000

==============================================================================
Net loss                                       1,055,996       $ 100,000

==============================================================================

Net loss per common share,
basic and diluted (note 2(l))                  $ 0.17             $ 0.02

______________________________________________________________________________

Weighted average common shares outstanding,

basic and diluted (note 2(l))                 6,150,000          4,201,500

==============================================================================
See accompanying notes to consolidated financial statements.

                          Dicom imaging systems, inc.

                Consolidated Statement of Stockholders' Deficit
                          (Expressed in U.S. dollars)

                     Years ended December 31, 1999 and 1998


                                                                       Total
                  Common stock          Additional                 stockholders
               Shares      Amount     paid-in capital   Deficit       equity

Balance,
12-31-97         -    $      -          $ 100,000        $ -          $ 100,000

Net loss         -           -             -           (100,000)       (100,000)
_______________________________________________________________________________

Balance,
12-31-98         -           -            100,000      (100,000)          -

Issued on
recapitalization 4,201,     500 4,201      (3,800)         -             401

Issued for cash  2,389,     500 2,390      794,110         -          796,500

Issued for
services         609,000    609            202,391         -          203,000

Share
issue costs      -          -              (184,901)       -          (184,901)

Issuance
of stock options

(note 6(a))      -          -              91,584          -           91,584

Deferred
compensation
of stock

options
(note 6(a))     -           -              (86,569)        -           (86,569)

Net loss        -           -               -           (1,055,996)  (1,055,996)

_______________________________________________________________________________

Balance, December 31, 1999 7,200,000 $ 7,200 $ 912,815 $ (1,155,996) $ (235,981)
===============================================================================

See accompanying notes to consolidated financial statements.

                          DICOM IMAGING SYSTEMS, INC.

                      Consolidated Statement of Cash Flows
                          (Expressed in U.S. dollars)

                     Years ended December 31, 1999 and 1998

                                               1999                     1998

Cash flows from operating activities:

     Net loss                                $ (1,055,996)          $ (100,000)
     Items not involving cash:
          Shares issued in exchange
          for services                            203,000                 -
          Stock based compensation                  5,015                 -
          Depreciation and amortization            16,140                 -
     Changes in operating assets and liabilities:
          Accounts receivable                     (48,215)                -
          Prepaid expenses                        (30,468)                -
          Accounts payable                         56,431                 -
          Accrued liabilities                      89,673                 -
          Deferred revenue                        248,699                 -
______________________________________________________________________________
Net cash used in operating activities            (515,721)           (100,000)

Cash flows from financing activities:
     Issue of common shares                       796,901                 -
     Share issue costs                           (184,901)                -
______________________________________________________________________________
Net cash provided by financing activities         612,000                 -

Cash flows from investing activities:
     Purchase of equipment                        (60,766)                -
     Purchase of trademarks                       (17,250)                -
______________________________________________________________________________
Net cash used in investing activities             (78,016)                -
______________________________________________________________________________

Net increase (decrease)
in cash and cash equivalents                       18,263            (100,000)

Cash and cash equivalents,
beginning of year                                   -                 100,000
______________________________________________________________________________
Cash and cash equivalents,
end of year                                        $ 18,263            $ -
______________________________________________________________________________
Supplementary information:

     Interest paid                                 $ 353               $ -
     Income taxes paid                                -                  -
Non-cash transactions:

     Common stock issued for services                203,000             -
     Issuance of stock options                         5,015             -

==============================================================================

See accompanying notes to consolidated financial statements.

                          DICOM IMAGING SYSTEMS, INC.

                   Notes to Consolidated Financial Statements
                          (Expressed in U.S. dollars)

                     Years ended December 31, 1999 and 1998

Nature of business:

Dicom Imaging Systems, Inc. (the "Company") was incorporated in Nevada and is in the business of developing and selling dental imaging software and support contracts, as well as selling related imaging hardware. On March 24, 1999, the Company, an entity incorporated on March 17, 1999 and without significant operations, issued 1,000,000 common shares as consideration in exchange for a 30 year exclusive license of the ImagExplorer software and its additional value added modules ("the Business"). After giving effect to the transaction, the vendor of the Business controlled the Company. This transaction has been accounted for as a recapitalization of the Business, effectively as if the Business had issued common shares in consideration equal to the net tangible assets of the Company. The Company's historical financial statements reflect the financial position, results of operations and cash flows of the Business for each of the years in the two year period ended December 31, 1999 and include the operations of the Company from the date of the effective recapitalization being March 24, 1999. Stockholders' equity gives effect to the shares issued to the stockholders of the Business prior to March 24, 1999 and the Company thereafter. These consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's future operations are dependent upon the market's acceptance of its product and the Company's ability to license their product around the world. There can be no assurance that the Company's product will be able to secure market acceptance or that they will be able to license their product. As of December 31, 1999, the Company has not generated sufficient revenues to fund expenses and has experienced negative cash flow from operations. Operations have primarily been financed through the issuance of common stock. As at December 31, 1999 the Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2000. The intention of management is to generate revenue from the sale of software licenses. Additional debt or equity financing may be required and may not be available or may not be available on reasonable terms. (see note 12)

                          Dicom Imaging Systems, Inc.
                   Notes to Consolidated Financial Statements

                          (Expressed in U.S. dollars)

                     Years ended December 31, 1999 and 1998

Significant accounting policies (continued):
Basis of presentation:

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

ACCOUNTS RECEIVABLE:

Accounts receivable as at December 31, 1999 are made up of the following:

Receivable from Dicom Software, Inc.                             $ 37,777
Canadian Goods and Services tax refund receivable                  10,006
Other receivables                                                     432
_____________________________________________________________________________

                                                                 $ 48,215
=============================================================================

The receivable from Dicom Software Inc., a related company controlled by three of the directors of the Company, is non-interest bearing and due on demand. The receivable from Dicom Software Inc., was paid in full subsequent to year end.

4. Intangible assets:

                                                  Accumulated        Net book
1999                                      Cost    amortization        value

Trademarks                              $ 17,250  $ 2,013           $ 15,237
_____________________________________________________________________________

On March 24, 1999 the Company entered into an agreement that provides them with the exclusive, transferable, worldwide right to reproduce, develop and distribute ImagExplorer and its value added modules for a period of 30 years in exchange for 1,000,000 common shares of the Company (see note 1). Trademarks relate to the Dental Imaging Software and are valid for a period of 40 years.

                          Dicom Imaging Systems, Inc.
                   Notes to Consolidated Financial Statements

                          (Expressed in U.S. dollars)

                     Years ended December 31, 1999 and 1998

5. EQUIPMENT:

                                              Accumulated       Net book
1999                               Cost       depreciation      value

Computer Hardware                  $ 41,421     $ 10,282        $ 31,139
Computer Software                     4,458        1,082           3,376
Demonstration Equipment              14,887        2,763          12,124
______________________________________________________________________________

                                   $ 60,766     $ 14,127        $ 46,639


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

                                                                   Weighted
                                                       Number      average
                                                       of          exercise
                                                       shares      price

Outstanding, December 31, 1998                          -     $     -

Granted                                                3,928,500    0.50
Exercised                                               -           -
Cancelled                                               -           -
______________________________________________________________________________

Outstanding, December 31, 1999                          3,928,500   $ 0.50
==============================================================================

Exercisable, December 31, 1999                          -           $ -
==============================================================================

Weighted average fair value
of options granted during 1999                         $ 0.17
==============================================================================

                          Dicom Imaging Systems, Inc.
                   Notes to Consolidated Financial Statements

                          (Expressed in U.S. dollars)

                     Years ended December 31, 1999 and 1998


Stockholders' deficit (continued):
(a) Stock option and stock based compensation:

THE OPTIONS OUTSTANDING AT DECEMBER 31, 1999 HAVE NO DATE OF EXPIRY AND VEST AS
FOLLOWS:

Number of options                   Exercise price               Date vested

3,750,000                            $ 0.33                     March 17, 2000
   73,500                              2.50                    October 1, 2000
   30,000                              7.50                  November 11, 2000
   45,000                              3.75                  December 20, 2000
   30,000                              5.00                       June 7, 2001
______________________________________________________________________________
3,928,500

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

                                                  1999                1998

Loss for the period - as reported                 $ 1,055,996         $ 100,000
Loss for the period - proforma                      1,475,386           100,000
Basic loss per share - as reported                       0.17              0.03
Basic loss per shares - proforma                         0.24              0.03
===============================================================================

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

                     Years ended December 31, 1999 and 1998

Stockholders' deficit (continued):

(a) Stock option and stock based compensation (continued):

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:
______________________________________________________________________________
Expected dividend yield                                               0.0%
Expected stock price volatility                                      80.0%
Risk-free interest rate                                              5.86%
Expected life of options                                     1 - 1.5 years
______________________________________________________________________________
The Black-Scholes option valuation model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Stock split: On December 22, 1999, the Company authorized a 3-for-1 stock split of the Company's common stock. All share and per share information has been adjusted to reflect the stock split.

                          Dicom Imaging Systems, Inc.
                   Notes to Consolidated Financial Statements

                          (Expressed in U.S. dollars)

                     Years ended December 31, 1999 and 1998

7. Operating leases:

The Company leases office facilities in province of British Columbia and Washington State under lease agreements that expire on March 1, 2002 and October31, 2000, respectively. In addition, the company leases certain telephone equipment. Minimum lease payments under these operating leases are approximately as follows:

2000                                                                  $ 32,000
2001                                                                    23,000
2002                                                                     4,000
===============================================================================
Rent expense totaled $16,468 for the
period ended December 31, 1999 (1998 - $Nil).

8. Income taxes:

Income tax recovery attributable to losses from operations was $Nil for the period December 31, 1999 (1998 - $Nil), and differed from the amounts computed by applying the United States federal income tax rate of 34 percent to pretax losses from operations as a result of the following:
==============================================================================

                                                    1999               1998

Computed "expected" tax recovery                    $ (359,038)      $(34,000)
Increase (reduction) in
income tax recovery resulting from
income taxes in a higher tax rate jurisdiction        (116,160)         -
Permanent  difference  resulting
from stock based  compensation  and other
non-deductible  expenses                                 2,847         34,000
Temporary differences resulting from share
issue costs and depreciation                            (9,378)           -
Unrecognized loss carry forwards                       481,729            -
______________________________________________________________________________

                                                         $ -            $ -
==============================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 is presented below:

Deferred tax assets

Capital assets, principally
due to differences in depreciation                                    $ 5,322
Share issue costs                                                      66,564
Net operating loss carryforward                                       481,729
______________________________________________________________________________
Total gross deferred tax assets                                       553,615
Less valuation allowance                                             (553,615)
______________________________________________________________________________
Net deferred tax assets                                                  -
Net deferred tax liabilities                                             -

Deferred taxes                                                       $   -
==============================================================================

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

Wayne co-founded Image FX Software Solutions and co-designed the Image FX / CosmetiX imaging systems for dentistry, and the MedX / Simulator System for Medical use. Sales training courses provided by suppliers such as Micom, Xerox, AES, MAI, IBM, DEC and Honeywell round out Wayne's experience in technical sales, and support services.

TODD REES VICE-PRESIDENT AND DIRECTOR

CORPORATE:

Todd Rees

Todd Rees has been an officer and director of Dicom since March 17, 1999. Todd's employment experience includes:
President Image FX Software Solutions Inc. March 1995- March 1999
Vice-President and Director, Dicom Imaging Systems Inc. March 1999 to present

Todd was President and co-founder of ImageFX Software Solutions where he co-managed an International software development company with products in the Medical and Dental fields.

STEPHEN WINTER VICE-PRESIDENT, TREASURER, SECRETARY AND DIRECTOR

Stephen Winter has been an officer and director of Dicom since March
17, 1999. Stephen Winter is presently the Vice President of Photo Type Composing Ltd. located in Victoria, BC Canada, where he has held various positions since January of 1984. He is responsible for the design, development, and promotion of seven publications specializing in Recreational Atlases

Family Relationships

Todd Rees and Wayne Rees are brothers.

Stock Holdings for Directors, Officers and Control Persons

(all numbers of shares are reported before the three for one stock split that occurred on December 22, 1999)

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

Summary Compensation Table

Executive Compensation

Dr. David Gane, President, CEO and Director, receives payments of $6000 per month in salary and options to purchase 333,333 shares of common stock in Dicom as compensation. His options are at $1.00 per share, are unexercised and fully vested. As of December 31, 1999, Dr. Gane had received $54,000 in compensation from Dicom.

Summary Compensation Table


ANNUAL COMPENSATION AWARDS PAY ALL OTHER
-OUTS COMPEN

-SATION

NAME AND YEAR SALARY BONUS OTHER RESTRICTED STOCK SECURI LTIP Pay
PRINCIPAL $ $ COMPEN-SATIONAWARDS -TIES -outs
POSITION UNDER

-LYING
OPTIONS/SAR
s

DAVID GANE, 1999 $54,000 (1) NONE NONE NONE 999,999 None None
CEO shares


(1) Although Dr. Gane receives an annual salary of $72,000, he has only been paid $54,000 to December 31, 1999, covering the period February 15, 1999 to December 31, 1999.

Option/SAR /Grants / in Last Fiscal Year-end


NAME YEAR SECURITIES EXERCISE Expiration Vested % Exer Value

UNDERLYING PRICE -cised

Options/
SARs



David Gane 1999 999,999 $0.33 03/17/05 100% 0% $5,669,994
CEO





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Security Ownership of Certain Beneficial Owners and Management

Beneficial Owners of More than Five Percent.


Title of Class Name and Address of Amount and Nature of Percent of Class Beneficial Owner Beneficial Owner


Common Dr. David Gane 1,000,299 President, CEO 8.9%
1081 Kent Street and Director(1)
White Rock, BC
Canada V4B4T2


Common Wayne Rees 1,000,299 Vice President 8.9%
13670 Malabar St. and Director(1)
White Rock, BC
Canada V4B2X9


Common Todd Rees 1,000,299 Vice President 8.9%
112-15282 19TH Avenue and Director(1)
Surrey, BC
Canada v4B1X6


Common Stephen Winter 750,000 Vice President, 6.7%
4610 Boulderwood Drive Director, Secretary,
Victoria, BC Treasurer (2)
Canada

Common Torchmark Holdings 2,850,000 39.5%
PO Box 290
Caribbean Place
Leeward Highway
Providenciales,
Turks and Caicos Islands



(1) Includes rights to acquire 999,999 shares of common stock at $1.00 which are currently fully vested and unexercised. (2) Includes rights to acquire 750,000 shares of common stock at $1.00 which are currently fully vested and unexercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dicom did not develop the ImagExplorer or value added module software, but licensed the same from Torchmark Holdings, Ltd., a Turks and Caicos Islands B.W.I. corporation ("Torchmark") under a License Agreement dated March 17, 1999 by and between Torchmark and Dicom and a Capital Contribution Agreement dated March 17, 1999 by and between Torchmark and Dicom. Under the terms of the agreement, Torchmark has given Dicom an exclusive, world-wide, royalty free, fully paid-up license to use, sell, distribute and sublicense the Software for a thirty year period. Torchmark was compensated for the license by a grant of 1,000,000 common shares of Dicom stock, pursuant to the agreement. The agreement has a condition subsequent, that Dicom raise $1,000,000 in its private placement. The condition has been satisfied. The agreement also provides Dicom with the option to license the medical version of the Software from Torchmark for a payment of $250,000. Torchmark acquired the license for the ImagExplorer and value added module software (the "Software") from Image F/X Software Solutions, Inc., a Canadian Corporation ("Image"). Torchmark became acquainted with Image by means of Walter Sutherland, who was an employee of Image at the time of the introduction and who was friends with the principals of Torchmark. Walter Sutherland is currently an employee of Dicom. Torchmark paid Image $150,000 Canadian Dollars for a full transfer of all right, title and interest in the ImagExplorer software.


Directors Wayne Rees, Todd Rees and David Gane are the sole shareholders of Image. Directors Todd Rees and David Gane are officers of Image. Image sold the license to the Software to Torchmark for $150,000 Canadian dollars. To date, Dicom has lent $44,000 to Image under a promissory note, at 6% interest, payable by May 15, 2000. Subsequent to December 31, 1999, the principal of the loan was repaid in full. This loan was made in consideration for Image providing otherwise uncompensated software development assistance to Dicom in preparing the Software for its commercial launch. Image was reimbursed for its actual expenses paid to third-parties in rendering such development assistance in addition to the compensation in the form of a loan, described above. During the period, the Company leased office furniture and computer equipment in the amount of $18,679 (1998 - $Nil), from Dicom SOFTWARE INC.
 .(PREVIOUSLY IMAGE F/X Software Solutions, Inc.), a company controlled by three of the directors of the Company. The Company leases an office in the amount of $16,284 (1998 - $Nil) from 529489 BC Ltd., a company partially owned by Dicom Software Inc. At December 31, 1999, accounts payable included $ 9,218 payable to 529489 BC Ltd relating to this rent.


During the year, the Company purchased demo equipment in the amount of $3,744 (1998 - $Nil) from Source Dental Image, a company controlled by two directors of the Company.

Certain shareholders of Dicom Imaging Systems have entered into a lock-up agreement amongst themselves whereby they each voluntarily agree to hold ninety percent of their shares for a period of one hundred and eighty days from the date Dicom commences trading on the Nasdaq OTC bulletin board. Although Dicom is not a party to this lock-up agreement, the lock up agreement could have a severely restrictive impact on the public trading float of Dicom's stock and could limit the ability of Dicom shares to be sold into the public markets.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

No reports on 8-K were filed during the period

Index to Exhibits

EXHIBIT NO. DESCRIPTION OF EXHIBIT

3.1(a)* Articles of Incorporation of the Registrant

3.2(a)* Bylaws of the Registrant

10.1(a)* Form of Stock Purchase Agreement between the Registrant and purchasers of shares of common stock in the Registrant.

     10.2(a)* License Agreement between Torchmark Holdings, Ltd. and Registrant dated March 17, 1999. 10.3(a)* Capital Contribution Agreement between Torchmark Holdings, Ltd. and Registrant dated March 17, 1999.
10.4(a)*Order Fulfillment Agreement between 527403 British Columbia Limited and Registrant dated May 14, 1999.

10.5(a)*Voting Agreement between certain holders of common stock in the Registrant and the Registrant, dated March 17, 1999.

10.6 ** Amended and Restated Licensing Agreement between Registrant and Douglas Campbell effective September 29, 1999.

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

DATE: APRIL 14, 2000

BY: /S/ DAVID GANE

David Gane