Form 10-Q
period 2000-03-31
DICOM IMAGING SYSTEMS INC
filed 2000-05-16
CIK 1088537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10Q-SB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                 Securities and Exchange Commission File Number
                                   000-26369


                          Dicom Imaging Systems, Inc.
             (Exact name of registrant as specified in its charter)

                               Nevada 88-0422026
                (State or other jurisdiction of (I.R.S. Employer
             incorporation-or-organization) Identification Number)


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section-13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES X NO

     The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of March 31, 2000, was 7,200,000.

DICOM IMAGING SYSTEMS, INC.

PART I-FINANCIAL INFORMATION

Page
To be updated when all pages have been received
Item 1. Financial Statements:

Balance Sheet at March 31, 2000 .........................................4

Condensed Statements of Operations for the three month period ended March 31, 2000 ....................................................5

Condensed Statements of Stockholder's Deficit for the three month period ended March 31, 2000 ....................................................5

Condensed Statements of Cash Flows for the three month period ended March 31, 2000 ....................................................6

Notes to Unaudited Condensed Financial Statements........................7

Item 2. Management's Discussion and Analysis of Financial Condition......8



PART II-OTHER INFORMATION

Item 1. Legal Proceedings ...............................................9

Item 2. Changes in Securities............................................9

Item 3. Defaults Upon Senior Securities..................................9

Item 4. Submission of Matters to a Vote of Security Holders..............9

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.................................9

Signatures...............................................................10

Exhibit 27.1 Financial Data Schedule.....................................30

Information Required in Quarterly Report

Certain Forward-Looking Information

     The information contained in this Quarterly Report includes forward-looking statements. Since this information is based on current expectations which involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements. Part I . Financial Information Item 1. Financial Statements The following interim unaudited financial information is qualified in its entirety by reference to Dicom's audited financial statements and notes contained on its filing with the Securities and Exchange Commission on Form 10KSB fiscal year ending December 1999.

                           Dicom Imaging Systems, Inc.
                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. dollars)
                              As At March 31, 2000

                                  March 31, 2000            December 31, 1999
                                   (Unaudited)
Assets

Current Assets:
Cash and cash equivalents           $ 935,639                    $ 18,263
Accounts receivable                    38,027                      48,215
Inventory                              30,534                           -

Prepaid expenses                       32,890                      30,468
                                    _________                      ______
                                    1,037,090                      96,946

Intangible assets                      62,852                      15,237
Equipment                              51,586                      46,639
                                   __________                   _________
                                  $ 1,151,528                   $ 158,822
                                    =========                   =========



Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable                   $ 37,481                       $ 56,431
Accrued liabilities                  35,294                         89,673
                                     ______                        _______
                                     72,775                        146,104
                                    _______                        _______
Long-term liabilities:
Deferred revenue                    964,103                        248,699
                                    _______                        _______
Stockholders' deficit:
Authorized:
10,000,000 preferred stock,
$.001 par value
50,000,000 common stock,
$.001 par value

Issued:
21,600,000 common stock
(December 31, 1999 - 7,200,000)     21,600                         7,200
Additional paid in capital         929,931                       912,815
Deficit                           (836,881)                    (1,155,996)
                                  _________                     __________
                                   114,650                       (235,981)
                                  ___________                   __________
                                  $ 1,151,528                   $ 158,822
                                  ============                   ==========

                          Dicom Imaging Systems, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)

                          3 months            3 months             12 months
                           ended               ended                ended

                          31-Mar-00            31-Mar-99           31-Dec-99
                          (Unaudited)         (Unaudited)

Sales                     $748,228            $      -             $249,032


Cost of sales              135,391                   -              150,869
                           ________________________________________________
Gross profit               612,837                   -               98,163
                           ________________________________________________

Operating expenses:
  Depreciation              7,735                   -                16,140

  General and              130,801              305,934             793,172
administrative
  Research and              74,082                  -               104,460
development
  Selling and marketing     81,104                  -               240,387
                           ________________________________________________
                           293,722              305,934           1,154,159
                           ________________________________________________
Net income (loss)          319,115             (305,934)         (1,055,996)
                           ================================================
Net income (loss) per        $0.01              ($0.03)              ($0.17)
share, basic             ____________________________________________________

Net income (loss) per        $0.01              ($0.03)              ($0.17)
share, diluted           ____________________________________________________

Weighted average common  21,600,000            9,000,000           6,150,000
shares outstanding,      ____________________________________________________
basic

Weighted average common  33,126,969            9,000,000           6,150,000
shares outstanding,
diluted

                         Dicom Imaging Systems, Inc.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                          (Expressed in U.S. dollars)
                              As At March 31, 2000
                                  (Unaudited)

                                                                    Total
          Common stock         Additional Income                stockholders'
        Shares       Amount     paid-in capital     (Deficit)       equity
        _____________________________________________________________________
Balance,
12-31-99 7,200,000  $ 7,200     $ 912,815            $(1,155,996)  $ (235,981)

Issuance
of stock
options      -          -         108,827                -            108,827

Deferred
compensation
of stock
options      -           -        (77,311)               -           (77,311)

Net income
             -           -           -                 319,115        319,115

3:1 Stock 14,400,000  (14,400)    14,400                  -              -
split     ___________________________________________________________________
completed
after quarter-end


Balance,
3-31-00   21,600,000   $ 21,600   $ 929,931           $ (836,881)    $ 114,650
          ====================================================================

                          Dicom Imaging Systems, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Expressed in U.S. dollars)
                                  (Unaudited)

                                3 months ended                  3 months ended
                                March 31, 2000                  March 31, 1999

Cash flows from operating
activities:
Net income (loss)
                                   319,115                        (305,934)
Items not involving cash:
Shares issued in
exchange for services
                                    -                              203,000
Stock based compensation
                                    31,516                           -
Depreciation and amortization
                                     7,735                           -
Changes in operating assets
and liabilities:
                                                                     -
Accounts receivable
                                     10,188                          -
Stock subscription receivable
                                       -                        (443,950)
Inventory
                                     (30,534)                        -
Prepaid expenses
                                     (2,422)                         -
Accounts payable
                                     (18,950)                       7,799
Accrued liabilities
                                     (54,379)                        -
Deferred revenue
                                      715,404                        -
Net cash provided by                  _______                       _________
(used in) operating activities
                                      977,673                       (539,085)


Cash flows from financing activities:
Issue of common shares
                                        -                            796,901
Share issue costs
                                        -                               -
Net cash provided by financing
activities                            __________                     _________
                                        -                             796,901

Cash flows from investing activities:
Purchase of equipment
                                       (10,297)                       (34,914)
Purchase of trademarks
                                       (50,000)                          -
Net cash used in investing activities  ________                       ________
                                       (60,297)                       (34,914)
                                       ________                       ________
Net increase (decrease)
in cash and cash equivalents
                                        917,376                        222,902

Cash and cash equivalents,
beginning of period
                                        18,263                           -
                                        _______                       _______
Cash and cash equivalents,
end of period                          $ 935,639                     $ 222,902
                                       =========                      =========
Supplementary information:
Interest paid                          $ 191                         $ -
Non-cash transactions:
Common stock issued for services       $ -                           $ 203,000

                         Dicom Imaging Systems, Inc.
                   Notes to Consolidated Financial Statements
                          (Expressed in U.S. dollars)

Three months ended March 31, 2000


1. Significant accounting policies:

(a) Basis of presentation:

     These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The unaudited interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements include the accounts of the Company's wholly owned subsidiary, 527403 B.C. Limited. All significant intercompany balances and transactions have been eliminated in the unaudited consolidated financial statements. The financial statements have been prepared on a basis consistent with the annual financial statements of the Company and should be read in conjunction therewith.

(b) Use of estimates:

     The preparation of the unaudited consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods. In these unaudited consolidated financial statements, the significant areas requiring the use of estimates include the valuation of long-lived assets, including intangible assets, the fair value of stock options and the recognition of revenue. Actual results may significantly differ from these estimates.

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

     Service revenues are recognized ratably over the term of the contract, typically one year. If a transaction includes both license and service elements, license fee revenues are recognized on shipment of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria. Revenues that have been prepaid or invoiced but do not yet qualify for recognition under that Company's policies are reflected as deferred revenues.
(d) Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, and net realizable value.


2. Earnings per share:

The weighted average number of common shares outstanding basic and diluted gives retroactive effect to the 3 for 1 stock split which occurred on
 April 5, 2000 for all shareholders as of record on March 31, 2000.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS FOR THE MONTHS ENDING MARCH 31, 2000

REVENUES

     Revenues for the three months ended March 31, 2000 were $748,228. $500,000 of this revenue was recorded as deferred revenue at December 31, 1999 and was derived from the termination of the agreement with Mr. Doug Campbell that resulted in a settlement, whereby the Company fulfilled all of its obligations by delivering to him 650 copies of the software license. The remaining $248,228 was derived primarily from the sale of hardware and software licenses directly to dentists in the United States, compared to revenues of $249,032 for the year ended December 31, 1999. All of our revenues were paid in US currency.

     The company has recorded deferred revenue as at March 31, 2000 in the amount of $964,103. This represents monies received in exchange for issuing exclusive three and four-year contracts to distributors in the United Kingdom, as well as Spain, Brazil, Mexico, Portugal (the Spanish deal), and Australia.

This deferred revenue will be recognized ratably over the term of the contract (3 to 4 years). These contracts also provide the company with a royalty based on sales by these distributors. .
GROSS MARGIN

     Cost of sales for the quarter ended March 31, 2000 were $135,391, leaving a Gross Margin of $612,837, which equates to 82% of sales. 47% of this gross margin relates to the sales of hardware and software licenses directly to dentists, compared to a 39% gross margin for the period ended December 31, 1999. The reason for the increase in gross margin relates to efficiencies in software burning costs realized by higher purchasing volumes. Cost of sales included software burning and hardware costs, freight costs and credit card transaction charges, as well as support related salaries and telephone charges.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2000 included:

- Depreciation and amortization in the amount of $7,735, primarily on computer and camera equipment used for demonstration purposes at tradeshows.

     - General and administrative costs in the amount of $130,801. General and administrative costs include administrative salaries, audit and legal charges, investor relations charges, rent, insurance costs and office expenses. The general and administrative costs for the 3 months ended March 31, 1999 were $305,934 and consisted entirely of non-recurring start-up expenses.

     - Research and development costs in the amount of $74,082 for software development. We expect our research and development costs to increase in the next months as we complete the development of the Xray and LabRX modules.

     - Selling and marketing costs of $81,104 compared to $240,387 for the year ended December 31, 1999. Selling and marketing costs includes trade show costs, advertising, mailings, and web site maintenance. These costs have increased in order to effect higher sales volumes.

     The resulting net income for the three months ended March 31, 2000 was $319,115, which equates to a fully diluted net income per share, after accounting for the April 6, 2000 stock split, of $.01 per share, reducing the accumulated deficit to $836,881.

     The operations for the three months ended March 31, 2000 were funded primarily from the cash generated from operating activities, including the monies received for the license agreements with the United Kingdom and for the "Spanish deal".

     We have implemented a stock option plan. The plan is an essential tool to attract and retain the qualified personnel needed to implement our business strategy. At March 31, 2000, we have granted 11,883,000 options (after accounting for the April 6, 2000 stock split). While no options have been exercised as yet, we recorded a non-cash charge to the income statement for the three months ended March 31, 2000 of $31,516, and deferred compensation expense of $77,311 relating to the issuance of these options.

Improvement in Financial Condition

     In the three months ended March 31, 2000, total assets increased from $158,822 at December 31, 1999 to $1,151,528 at March 31,2000. This is due
primarily to the increase in cash balances resulting from monies received from license agreements. These monies were recorded as deferred revenue and will be recognized ratably over the term of the license agreements (3 to 4 years).

     Net income for the three months ended March 31, 2000 was $319,115, reducing the deficit accumulated during the development stage from 1,155,996 to 836,881, and increasing earnings per share to $.01 from the loss per share shown at December 31, 1999 of $.17.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     In March of 2000, Dicom had entered into a Software Agreement with CLG Investments Limited ("Software Agreement") whereby CLG would pay a License Fee of $2,250,000 for a license to certain Dicom software. CLG is granted the exclusive right to distribute copies of Dicom's imageEXPLORER, imageEDITOR, Whitener and Simulator ("Licensed Products") dental imaging software ("License") within the territories of Mexico, Brazil, Spain and Portugal ("Territory"). The License shall extend to any other dental imaging software products developed by Dicom, if and when available. $750,000 USD of the License Fee was due upon the signing of the Agreement. The remaining $1,500,000 USD of the License Fee is due in two equal installments due by August 1, 2000 and December 20, 2000 respectively. In addition to the License Fee, CLG shall pay Dicom a royalty of 20% of the Gross Receipts of all Licensed products, including service and support related to any licensed product during the term of the Agreement ("Royalty"). The Minimum Royalty Payment is due on the first, second, and third anniversaries of the agreement shall be $400,000, $800,000 and $1,600,00 respectively. Each year thereafter upon renewal, at the option of CLG the minimum payment shall be $1,600,000. No License Fee shall be due for any renewal period, above and beyond the Minimum Royalty Payment. The term of this Agreement is for three years, which may be extended by CLG in one year terms thereafter, provided CLG notifies Dicom of it's intention in writing, ninety days prior to the expiration date of the original term.



     In February of 2000, Dicom had entered into a Software Agreement with Dicom Imaging UK, a partnership of Great Britain, ("Software Agreement") whereby UK would pay a License Fee of $300,000 for a license to certain Dicom software. UK is granted the exclusive right to distribute copies of Dicom's imageEXPLORER, imageEDITOR, Whitener and Simulator ("Licensed Products") dental imaging software ("License") within the territories of the United Kingdom, including Scotland, Wales, England. Northern Ireland and the Republic of Ireland ("Territory"). The License shall extend to any other dental imaging software products developed by Dicom, if and when available. $150,000 USD of the License Fee was due upon the signing of the Agreement. The remaining $150,000 USD of the License Fee is due by December 1, 2000. In addition to the License Fee, UK shall pay Dicom a royalty of 5% of the Gross Receipts of all Licensed products, including service and support related to any licensed product during the second and third years of the Agreement ("Royalty"). The Royalty shall increase to 12% during the forth year of the Agreement. The Royalty shall not apply to sales which occur during the first year of this Agreement. The term is for four years, and may be extended by UK for an additional three year term, provided UK notifies Dicom of its intention in writing, ninety days prior to the expiration date of the original term. In the event of a renewal, UK agrees to pay a Renewal Fee of $345,000 USD. $172,500 USD of the Renewal Fee shall be due immediately upon commencement of the renewal term. The remainder of the Renewal Fee shall be due six months from the commencement of the renewal term. In addition to the renewal fee UK shall pay to Dicom a royalty of 6 % of the Gross Receipts of all Licensed products, including service and support related to any licensed product during the second and third years of the Renewal term ("Renewal Royalty") .


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1 License Agreement between Registrant and CLG Investments Limited effective March 2000.

* Exhibit 10.2    To be filed by Amendment
                  License Agreement between Registrant and Dicom Imaging UK, a partnership of Great Britain


Exhibit 27.1 Financial Data Schedule

(b) Reports on 8-K

None.

SIGNATURES

Pursuant to the requirements of Section-12 of the Securities Exchange
Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


DICOM IMAGING SYSTEMS, INC.
(Registrant)

Date: May 15, 2000

By: /s/ David Gane
David Gane
President and Chief Executive Officer

LICENSE AGREEMENT


THIS LICENSE AGREEMENT (hereinafter called "Agreement") made this
17th day of March, 2000 by and between DICOM IMAGING SYSTEMS, INC., a Nevada corporation (hereinafter called "Dicom", which term shall include Dicom's subsidiaries), and CLG INVESTMENTS
Limited (CLG).

WITNESSETH:

     WHEREAS, Dicom has developed and possesses certain computer technology with reference to imaging software in dentistry (which together with all future developments thereof is collectively called "Dicom Dental Software"),

     WHEREAS, Dicom has the technology, capability and expertise to develop, create, design, manufacture, produce and provide certain dental imaging software technology; and


WHEREAS, CLG is a holding company with a previous financial interest in Dicom and


WHEREAS, CLG desires to license the exclusive rights to the Dicom Dental Software in the Territory, as defined herein.


WHEREAS, CLG desires to act as the sole and exclusive distributor of the Dicom Dental Software for the Territory, with the right to sublicense within the Territory;


     WHEREAS, subject to the conditions and terms contained herein, Dicom is willing and desirous to grant to CLG, and CLG desires to obtain from Dicom an exclusive, transferable, assignable license for the distribution, production, promotion, marketing and sale rights to the Dicom Dental Software for CLG and only for purposes in the dental market the Territory, which shall consist of Mexico, Brazil, Spain and Portugal; and


     WHEREAS, Dicom and CLG have negotiated and agreed upon the following conditions and terms for a business relationship for the development, production, distribution, marketing, license and sale of the Dicom Dental Software.

     NOW, THEREFORE, for and in the consideration of Ten Dollars ($10.00) in hand paid each respective party to the other and other good/valuable considerations including, but not limited to, the covenants, conditions and terms hereof, the sufficiency and receipt of said good/valuable considerations being herewith acknowledged by the respective parties, Dicom and CLG stipulate and agree as follows:

     1. Recitals. The recitals set forth above are accurate, correct and true and are incorporated herein by this reference describing specifically the understandings and intentions of the respective parties hereto.

     2. Definitions. When used in this Agreement, the following terms shall have the meanings set forth next to the same as follows:

     (a) The term "Image Explorer" means the Dicom Dental Software component that is sold under the trademark Image Explorer, but not including any modules, which may be used in connection with Image Explorer; the term "Modules" refers to Image Explorer together with the optional modules that Dicom has developed to work in connection with Image Explorer.

     (b) The term "Future Products" means the Dicom Dental Software components, which are developed during the Term of this agreement in the field of dental imaging technology by Dicom for sale and licensing.


3. Dicom's Right to Terminate.


     (a) Dicom may terminate this Agreement, in addition to any other remedies available to it, (i) if CLG has failed to perform or meet any material obligation, condition or term contained herein and failed to remedy the default within thirty (30) days after the receipt of written notice from Dicom to that effect, or (ii) if CLG has failed to make any payment when payable and due under this Agreement to Dicom within fifteen (15) days after the receipt of written notice from Dicom to that effect.

     (b) Notwithstanding the foregoing, this Agreement shall be automatically terminated if CLG becomes bankrupt, involuntary, voluntary or adjudicated, or CLG shall cease to function as a going concern by suspending or discontinuing its business or ceases to distribute, market, license and/or sell Dicom Dental Software for any reason except for periodic shutdowns in the ordinary course of business and interruptions caused by strike, labor dispute or any other events over which it has no control.

(C) Dicom's failure to resort to any remedy for breach hereunder shall not be deemed to be a waiver for any subsequent breach of this Agreement.


4. CLG's Right to Terminate.

     (a) CLG may terminate this Agreement, in addition to any other remedies available to it if Dicom has failed to perform or meet any material obligation, condition or term contained herein and failed to remedy the default within thirty (30) days after the receipt of written notice from CLG to that effect.

     (b) Notwithstanding the foregoing, this Agreement shall be automatically terminated if Dicom becomes bankrupt, involuntary, voluntary or adjudicated, or at CLG's discretion may terminate if Dicom shall cease to function as a going concern by suspending or discontinuing its business, ceases supply, development or support of the Dicom Dental Software except for the decision to discontinue specific projects and periodic shutdowns in the ordinary course of business and interruptions caused by strike, labor dispute or any other events over which it has no control.

(c) CLG's failure to resort to any remedy for breach hereunder shall not be deemed to be a waiver for any subsequent breach of this Agreement.


     5. Grant of License Rights. Subject to the conditions and terms contained herein, during the Term of this Agreement, Dicom grants to CLG a sole and exclusive, transferable, assignable license, (with the right to sublicense), to manufacture, distribute, produce, advertise, market, promote and sell the Dicom Dental Software in the Territory.


     6. Dicom Dental Software. The Dicom Dental Software is a suite of imaging software for use in the dental professions, which may be improved and updated from time to time with technological and graphic advancements that incorporate as a part thereof certain respective features available to the user of the Dicom Dental Software from time to time. The Dicom Dental Software is based upon a core Image Explorer product that provides an imaging management system in which other software products have been and are being developed to provide increased functionality and features for the Dicom Dental Software.

     7. Dicom License Terms. Dicom shall deliver and provide to CLG the Dicom Dental Software pursuant to the attached delivery schedule, Exhibit B. Notwithstanding anything herein to the contrary, all proprietary right, title and interest in and unto the foregoing Dicom Dental Software, including the extension of those rights in the respective CLG, shall remain the exclusive and sole proprietary property of Dicom subject only to the rights to same granted to CLG herein. Consistent with the foregoing, Dicom shall not make any sales or distribution to any party of any Dicom Dental Software in the Territory other than CLG without first obtaining the CLG's consent, which CLG may grant in it's sole and absolute discretion.

     8. Dicom Compensation and Term of Agreement. In consideration of the Dicom Dental Software, license rights granted herein by Dicom to CLG, , and CLG shall pay to Dicom the following sums as described hereafter:

(a) Cash. CLG shall pay to Dicom monetary sums in accordance with Exhibit C attached hereto.

(b) Term. The License and this Agreement shall have the term and renewal conditions specified in Exhibit D hereto.


     9. Territory. Notwithstanding anything herein to the contrary, Dicom Dental Software products may be sold by value added resellers in other countries outside the Territory but may not be sold by value added resellers inside the Territory without CLG's permission. On CLG's behalf, Dicom will use its reasonable efforts to maximize protection of the Territory from other resellers, but in no event is Dicom liable for the improper sales made by any third parties nor shall the mere fact of the same be evidence of a Dicom Breach of this Agreement. Dicom shall refuse to register any product, which it determines was sold in the Territory by a third party and shall instead refer the registration to CLG.

     10. Additional Dicom Dental Software. Dicom may provide to CLG from time to time, at Dicom's absolute and sole discretion, certain additional Dicom Dental Software products not required to be licensed to CLG under this Agreement. Such additional software products shall be compensated under the same percentage royalty arrangement as articulated on Exhibits C & D attached hereto. Royalty payments defined in Exhibits C & D attached hereto shall be defined as the Gross Receipts from CLG's sale of Dicom Dental Software. "Gross Receipts" shall mean all compensation, revenue, fees or other sums received by CLG from the license, sale or use of the Dicom Dental Software net of credit card discounts and customary local taxes. CLG shall pay to Dicom the equal portion of Gross Receipts from the sales of Dicom Dental Software described herein on a quarterly basis in accordance with a system of statements and payments, which would provide for audit rights as described hereinafter.

11. Statements and Payments.

     (a) CLG shall keep complete and accurate books of account and records, with all appropriate entries therein, relating to the Dicom Dental Software sales, which are utilized to determine Gross Receipts there from (hereinafter called the "Audit Records"). CLG shall keep the Audit records for the preceding three
(3) years of transactions and shall make all Audit Records reasonable available to Dicom upon Dicom's reasonable notice during normal business hours to examine same and make copies through its representatives, accountants or counsel. During the Term, CLG shall make equal Gross Receipts payments to Dicom as required hereunder for each respective quarter calculated for Dicom Dental Software sales beginning on the first day and ending on the last day of each respective quarter subsequent to the Start Date herein. All equal Gross Receipts payments made hereunder shall be in United States Dollars drawn on a United States bank payable to Dicom. If CLG does not pay an equal Gross Receipts payment to Dicom in a timely manner, time being of the essence in such payment, interest at the rate of twelve percent 12% per annum shall accrue on any equal Gross Receipt amount payable and due to Dicom hereunder calculated from the date on which such equal Gross Receipts payment was payable and due until the date of payment. Acceptance by Dicom, or its authorized representative, of a Gross Receipts Statement for Dicom Dental Software sales (hereinafter called "Gross Receipts Statement") or accompanying equal Gross Receipts payment shall not preclude Dicom from questioning the correctness of such Gross Receipts Statement or the amount of equal Gross Receipts owed in respect to same within a period of one
(1) year from the date of receipt of said Gross Receipts Statement by Dicom. In the event that Dicom exercises its rights to examine the Audit Records and discovers any short falls, inconsistencies or mistakes within such one (1) year period, then CLG shall immediately rectify same at its sole expense and cost and shall thereafter pay same within fifteen (15) days of receipt of written notice of such short fall, inconsistency or mistake, if CLG cannot prove that its Audit Records are correct. In the event that a deficiency in the Gross Receipts Statement is confirmed by the respective parties to exist in a sum in excess of Ten thousand dollars ($10,000.00 USD) for which CLG has not paid to Dicom the equal Gross Receipts in question disclosed by such an examination or audit, CLG shall pay to Dicom the reasonable cost for its examination and audit and shall make payment within fifteen (15) days to Dicom of such equal Gross Receipts deficiency in accordance with the conditions and terms of this Agreement. Dicom shall have the right, through its licensing representative, independent accountants or counsel to examine the Audit Records no more than two (2) times in any twelve (12) month contract year hereunder.



     (b) Within fifteen (15) days after the end of each quarterly period described herein (hereinafter called "Quarterly Period") during the Term, and within fifteen (15) days after the termination or expiration of this Agreement, CLG shall submit to Dicom or its representatives accurate and complete statements (hereinafter called "Gross Receipts Statements"), together with payment for any amounts shown thereby to be payable and due to Dicom hereunder, showing the description, quantity and compensation received for any sales of the Dicom Dental Software during the preceding Quarterly Period for which CLG has received Gross Receipts as a result thereof. The Gross Receipts Statements shall be based upon CLG's Gross Receipts for the Quarterly Period then ended and shall contain information sufficient to discern how the Gross Receipts were computed for payment, if applicable. In the event that no Gross Receipts are payable to Dicom during the Quarterly Period, but licenses, sales or use of the Dicom Dental Software have occurred during said time, CLG shall furnish Dicom with a Gross Receipts Statement evidencing such license, sale or use activity for Dicom's examination and review.



     (c) Within five (5) business days of the end of any month during the Term of this agreement in which CLG makes a sale of any Dicom Dental Software, CLG shall supply to Dicom a monthly report which shall contain the following information, which shall be provided to Dicom in an electronic format of Dicom's specification: i. Name, address, phone number, fax number and email of any customers ii. Particulars about any products purchased iii. Method by which the customer was acquired (ie radio, TV, Internet, etc.) iv. Any customer satisfaction data which CLG receives relative to the same.


     12. CLG Exclusivity - The Territory. Dicom will develop and utilize a world wide web site on the Internet for informational, promotional, advertising and marketing purposes to be known as "www.dicom-imaging.com" (hereinafter called "Website"). Dicom shall make CLG its exclusive sole licensed distributor of Dicom Dental Software in the Territory, and shall not allow any residents of the Territory to make purchases of Dicom Dental Software through the Website.

13. Quality, Notices and Approvals.


     (a) CLG represents and warrants that the quality and style of all promotional, advertising, marketing and packaging material relating to same, shall be of first class quality. CLG shall not distribute, license, sell or allow use of the Dicom Dental Software which utilize the promotional, advertising, marketing and packaging material or trademarks associated therewith (hereinafter collectively called the "Trademark"), until Dicom shall have examined and reviewed same and granted approval for the use thereof as described herein, which approval Dicom shall not unreasonably withhold or delay.


     (b) All promotional, advertising, marketing and packaging material displaying a Trademark for the Dicom Dental Software shall contain the following legal notices (or such other notices or legends as Dicom may from time to time reasonably request) as appropriate to the respective Dicom Dental Software:


"[any trademarks of Dicom as described on Exhibit E hereto (Dicom Trademarks)] are registered trademarks of Dicom Imaging Systems, Inc., and used under license agreement."


     Whenever appropriate, CLG shall also include the symbol or next to a Trademark, wherever the Trademark is used by Dicom and/or CLG with the Dicom Dental Software. CLG, in its use of the Trademark, will cause the foregoing legal notices or legends to appear on the Private Builds and on the promotional, advertising, marketing and packaging material related to same. CLG shall not combine any other trade name, trademark, service mark or trademark notice with the Trademark on the Private Builds in such a manner as to obscure or diminish the integrity of the Trademark.

     (c) Prior to the offering for distribution, license, sale or use of any of the Dicom Dental Software products sold by CLG with the Trademark, and prior to the use of any promotional, marketing and/or packaging material displaying the Trademark, CLG shall provide representative samples of any Dicom Dental Software products to Dicom so that Dicom can evaluate the quality of the Dicom Dental Software products bearing the Trademark. CLG shall make diligent efforts to ensure that the Dicom Dental Software products and all promotional, advertising, marketing and/or packaging material relating to same meet reasonable acceptability standards to maintain the goodwill and integrity of the Trademark. In furtherance of the foregoing, CLG shall submit to Dicom samples of the Dicom Dental Software products intended to be distributed, licensed, sold and used by the public together with the promotional, advertising, marketing and/or packaging material intended to be used in connection therewith. CLG shall not use any promotional, advertising, marketing or packaging material or distribute, license, sell or use any Dicom Dental Software products until Dicom shall have approved, in writing, such material, product and/or services, based upon its examination and review of the submitted samples. After Dicom has approved the samples of the Dicom Dental Software products and/or promotional, advertising, marketing and/or packaging material, CLG shall not materially depart there from without Dicom's prior written consent. Dicom shall notify CLG of such approval or disapproval within ten (10) days after Dicom's receipt of such Dicom Dental Software products and/or promotional, advertising, marketing and/or packaging material for Dicom's examination and review of the respective items. Any submission which is not explicitly approved or disapproved within the foregoing ten (10) day period shall be deemed approved by Dicom, and CLG shall have the right to utilize same henceforth. All samples submitted by CLG to Dicom shall be retained by Dicom as its exclusive property, but shall not be transmitted to other third parties for distribution, marketing, license or sale. Provisions of this Agreement to the contrary notwithstanding, nothing herein shall be construed to require CLG to obtain prior permission for promotional or marketing materials utilized for non-retail, non-public purposes, including promotion of the sale of CLG's securities, CLG's business plan, or materials submitted to potential business partners.

     (d) CLG will not deviate substantially from the standards of quality of the samples approved by Dicom during its examination and review of same. Departure from such quality standards may constitute a breach of a material term of this Agreement. For the purposes of protecting Dicom's interests under this
Agreement, CLG agrees to permit Dicom through its appropriate licensing representative(s), at Dicom's own expense and cost, to inspect from time to time CLG's facilities upon reasonable notice and at reasonable times subject to CLG's discretion for the scheduling of same. CLG reserves the right to restrict any inspection of its facilities or portions thereof which would compromise the integrity of any proprietary work product for other third parties at its facilities, or compromise CLG's proprietary and confidential information not subject to Dicom's inspection or examination hereunder, which requires confidentiality under the circumstances.

14. Goodwill of Trademark.

     (a) CLG acknowledges the value of the goodwill associated with the Trademark and that the Trademark is distinctive and has acquired secondary meaning. CLG agrees, during the Term, and thereafter, never to challenge the rights of Dicom or others in the Trademark.

     (b) CLG acknowledges and agrees that the Trademark, the goodwill associated with the Trademark, all rights pertaining to the Trademark and such further goodwill are and shall remain the exclusive property of Dicom or the owners thereof. CLG further acknowledges and agrees that its use of the Trademark pursuant to the conditions and terms of this Agreement shall not entitle CLG to acquire any rights in the Trademark, other than the licensed rights to utilize same as described herein. By execution hereof, and to the extent possible under applicable law, CLG hereby assigns to Dicom all of its right, title and interest, if any, in and unto the Trademark, and further Dicom agrees to execute and deliver such instruments and take such other action as may be required and requested by Dicom to carry out the assignment contemplated herein.


     (c) CLG shall promptly comply on a prospective basis with all instructions and specifications from time to time communicated by Dicom in connection with the use and display of the Trademark, not inconsistent with this Agreement.

     15. Trademark Protection. CLG acknowledges that the trademarks, trade names and design marks ("Trademark") used by Dicom and listed on Exhibit "E" attached hereto and incorporated herein by this reference are the proprietary and sole property of Dicom or otherwise licensed to Dicom for its use. CLG shall not use the Trademark(s), except in the normal course of advertising and marketing the Dicom Dental Softwares and shall appropriately designate the rights of the parties therein on such advertising and marketing materials. CLG will distribute the Dicom Dental Softwares only under Dicom's proprietary rights therein and shall take all reasonable action to protect Dicom's rights therein. Upon termination of this Agreement, CLG shall immediately cease the use of any of Dicom's proprietary trademarks, trade names, design marks or rights.

16. Trademark Protection and Infringement.


     (a) Dicom may obtain at its own cost and expense and in its own name, appropriate trademark registrations for the Dicom Dental Softwares. Dicom and CLG shall cooperate with each other using their diligent best efforts to obtain such registrations, which set forth Dicom's interests and rights in and unto the Dicom Dental Software. If Dicom requires any specimens or copies of invoices establishing dates of first use of the Dicom Dental Software in connection with filing any application for trademark registration, CLG shall provide Dicom with such specimens.

(b) CLG agrees that it shall not, at any time:

(i) apply for any registration of any trademark or other designation, which would adversely affect Dicom's rights in the Trademark;

(ii) file any document with any governmental authority or take any action which would adversely affect Dicom's rights in the Trademark;

(iii) use or authorize the use of any trademark, trade name or other designation identical with or confusingly similar to the Trademark;


     (iv) use the Trademark, or sell, offer to sell, distribute or advertise the Dicom Dental Software in any manner that does not comply with the provisions of all applicable federal, state and local laws and regulations including, without limitation, those relating to the use of trademarks;

(v) use or display the Trademark in a manner which might be confusing or deceptive or might injure the good will and reputation associated with the Trademark; or

(vi) otherwise commit any act, which would create a potential liability on the part of Dicom or would adversely affect the goodwill and reputation of the Trademark.


     (c) Dicom shall have the right, but not the obligation, to prosecute, defend and/or settle at its own cost and expense and in its sole discretion, all actions, proceedings and claims involving the Trademark, and to take any other action that it deems proper or necessary for the protection and preservation of its rights in the Trademark. In its sole option, Dicom may take any action described above in its own name, and/or in the name of CLG, and CLG will cooperate fully therewith. All expenses of any action taken by Dicom to protect its interests in the Trademark shall be borne by Dicom, and all relief granted in connection therewith shall be solely for the account of Dicom, except as described herein where CLG may participate in such action. In the event CLG determines, in its absolute and sole discretion, that it desires to participate with Dicom in any action, proceeding and/or claim or to initiate it's own action to protect its interests in the Dicom Dental Software which utilize the Trademark, then CLG shall proportionately bear its portion of the expenses related to same with Dicom, and shall proportionately benefit in the relief granted in connection therewith as it relates to CLG's rights. CLG shall notify Dicom promptly of any adverse, pending or threatened action in respect of the Trademark, and of any use by third parties that would or might tend to be adverse to the rights of Dicom, if said action against the Trademark or adverse use of the Trademark becomes known to CLG.

17. Representations and Warranties.

(a) Dicom represents and warrants to CLG:

(i) that it is a British Columbia corporation, duly organized, validly existing and in good standing under the laws of said State;

(ii) that it has the full right, power and authority to enter into and perform the obligations contemplated in this Agreement;

(iii) that this Agreement constitutes a legal, valid and binding obligation of Dicom, enforceable in accordance with its conditions and terms; and


     (iv) that neither Dicom nor any of its shareholders, directors or officers is subject to, or a party to, any agreement, obligation, claim, action, order or judgment, in effect, pending or threatened, which would adversely affect or otherwise interfere with Dicom's performance under this Agreement.

(v) that the Dicom Dental Software will function as specified in accordance with the current version of the Help documentation that resides on the Dicom Dental Software.


(b) CLG represents and warrants to Dicom:

(i) that it is a British Columbia corporation, duly organized, validly existing and in good standing under the laws of said Nation;

(ii) that it has the full right, power and authority to enter into and perform the obligations contemplated in this Agreement;

(iii) that this Agreement constitutes a legal, valid and binding obligation of CLG, enforceable in accordance with its conditions and terms;

     (iv) that neither CLG nor any of its shareholders, directors or officers is subject to, or a party to, any agreement, obligation, claim, action, order or judgment, in effect, pending or threatened, which would adversely affect or otherwise interfere with CLG's performance under this Agreement.

18. Indemnification.


     (a) CLG hereby indemnifies Dicom and holds Dicom harmless and defends Dicom from and against any and all claims, suits, losses, liabilities, causes of action, damages and costs (including reasonable attorneys' fees), or the settlement or avoidance thereof, arising out of any breach of CLG's representations and warranties or breach of this Agreement. For purposes of this subparagraph, "CLG" shall include CLG's officers, directors, employees, agents, subsidiaries, parents and affiliates and partners.

     (b) Dicom hereby indemnifies CLG and holds CLG harmless and defends CLG from and against any and all claims, suits, losses, liabilities, causes of action, damages and costs (including reasonable attorneys' fees), or the settlement or avoidance thereof, arising out of any breach of Dicom's representations and warranties or this Agreement. For purposes of this subparagraph, "Dicom" shall include Dicom's officers, directors, employees, agents, subsidiaries, parents and affiliates.

(c) The provisions of this Section shall survive the termination or expiration of this Agreement.


     19. Marketing and Sales. CLG shall use its reasonable efforts to advertise, promote, market, distribute, lease and/or sell the CLG during the Term at its own expense; however, CLG shall have the discretion to determine and set conditions and terms for the promotion, marketing, licensing, sale and use of the CLG described herein, subject to Dicom's approval rights set forth in
Section 13 [Quality, Notices and Approvals] herein. CLG shall be responsible for distribution of the CLG through appropriate distribution channels, which may include any of CLG's existing distribution channels; however, the level of promoting and marketing efforts for the CLG engaged in by CLG shall be at CLG's discretion.


     20. Non-Compete. CLG shall not develop, release, manufacture, distribute, license, sell, rent or lease to third parties or end users a directly competing product to the Dicom Dental Software during the Term of this Agreement (hereinafter called the "Non-Compete Period") without the written permission of Dicom. For the purposes of this Section, "directly competing product" shall mean any digital imaging software, whether implemented in software, shareware, firmware or hardware, whether implemented in any of the available platforms or not, utilized in any business context.


21. Dicom Dental Software Ownership.

     (a) Code Ownership. Dicom has developed and owns, or has the licensed rights to use, and has copyright and trademark rights thereto where applicable, all of the proprietary software in object code form and all modifications or additions to such code (hereinafter collectively called "Proprietary Code") as is incorporated at any time in the Dicom Dental Software. The Proprietary Code may be expanded upon during the Term of this Agreement and shall remain under the exclusive ownership and control of Dicom. CLG acknowledges that it has no right, title or interest in or unto the Proprietary Code and further has no right, title or interest in or unto the Dicom. By execution hereof, CLG acknowledges and agrees that all property rights to the Proprietary Code shall remain the exclusive property of Dicom, and to the extent possible under applicable law, CLG hereby assigns to Dicom all of its right, title and interest, if any, in and unto the Proprietary Code (to secure Dicom's ownership of the Proprietary Code which is integrally incorporated therein) and further CLG agrees to execute and deliver such instruments and take such other action as may be required and requested by Dicom to carry out the assignment contemplated herein.


     (b) Restrictions. Any provision to the contrary in this Agreement notwithstanding, CLG shall not have the right to sell, license, market or otherwise convey or authorize any use for the Dicom Dental Software whatsoever outside of the field of Dentistry, nor shall CLG have the right to sublicense the Dicom Dental Software in any manner whatsoever, except that CLG may grant end user licenses to customers in the dental professions pursuant to the terms of this Agreement and enter into agreements with other parties to resell the Dicom Software. CLG shall not be permitted to sell the Dicom Dental Software for an amount less than than Dicom's current retail and dealer pricing as posted by Dicom from time to time without the express written permission of Dicom. Any restrictions, provisions or limitations of this Agreement, which apply to the Dicom Dental Software, also apply to the CLG.


     22. Disclaimer. THE WARRANTIES IN THIS AGREEMENT REPLACE ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, INCLUDING ANY WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE. IN NO EVENT WILL EITHER PARTY BE LIABLE TO THE OTHER FOR ANY LOSS OF PROFITS OR OTHER INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY PERFORMANCE OR NONPERFORMANCE HEREUNDER, EVEN IF THAT PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

23. Master Delivery and Acceptance.


     (a) Dicom will develop and provide to CLG the Dicom Dental Software (i.e., CLG One - CLG Six) in the form of a Master developed in accordance with the specifications for same (hereinafter called "Specifications"), which Specifications shall be mutually acceptable to Dicom and CLG but developed in Dicom's absolute and sole discretion relative to the appropriate software considerations for same. In accordance with the Specifications, Dicom shall provide and deliver to CLG the Master for CLG One on or before March 17, 2000. Subsequent Masters for the additional Dicom Dental Software for CLG (i.e., CLG Two - CLG Six) shall be provided and delivered to CLG by Dicom throughout the Term . In the event that CLG requests that Dicom create further Dicom Dental Software thereafter for CLG's use, CLG will gather all of the necessary Feature information and material and forward an order for same to Dicom to determine whether Dicom desires to develop and create same including the consideration that Dicom will receive for such additional development. In the event that Dicom determines that it desires to develop and create the additional Dicom Dental Software for CLG, then Dicom will develop same in accordance with the Specifications relating to the new development software and will provide to CLG a timetable for the delivery of same. Notwithstanding anything herein to the contrary, Dicom shall have a period of fifteen (15) days within which to determine whether Dicom will undertake and accept an assignment from CLG to develop and create additional Dicom Dental Software for CLG including the consideration and determinations relative to same. Dicom shall agree to use its best efforts to modify the CLG during the first year of the Term to the satisfaction of CLG and shall use its best efforts to provide CLG with at least one additional CLG each year thereafter throughout the course of the Term. Dicom also agrees to upgrade the CLG whenever the Dicom Dental Software is upgraded at no additional cost to CLG.

     (b) Dicom agrees to provide CLG testing subject to further independent examination and testing by third parties of CLG's choosing. Dicom shall advise CLG in writing that it has completed its testing program and shall submit the respective CLG to CLG for independent testing if CLG so desires. After the delivery of each respective CLG (hereinafter called "Delivered Product"), CLG shall evaluate the Delivered Product and shall submit a written acceptance or rejection of same within ten (10) days of its submission for consideration. In the event that CLG does not issue a written acceptance or rejection within the ten (10) day period described herein, then CLG's silence shall be consider acceptance for purposes of accepting the Delivered Product under this Agreement.

(c) In addition to the CLG "Master" which Dicom will deliver to CLG, Dicom will retain an additional "Master" of each respective CLG at its offices.

     24. Export Control. This Agreement is made subject to any applicable regulation, restrictions or orders on the export from the United States of America of control of commodities, technical data or of information concerning such technical data, which might be imposed from time to time by the United States of America. CLG will not export, indirectly or directly, any of the CLG or other Dicom Dental Software to any country for which the United States of America or any agency thereof requires governmental approval at the time of export without first obtaining an export license or requires the existence of an export license for same, and further subject to the requirement that CLG must be able to export the CLG to said country in accordance with this Agreement's conditions and terms. CLG UNDERSTANDS THAT IT IS ONLY PERMITTED TO SELL IN THE TERRITORY AND MAY NOT SELL THE DICOM DENTAL SOFTWARE TO ANY PARTY OUTSIDE OF THE TERRITORY. If CLG receives an inquiry from outside of the Territory, but for a country in which Dicom has not yet made an exclusive relationship with a reseller and forwards the same to Dicom and a sale results from such an inquiry, Dicom shall pay to CLG one-half of the gross receipts from such sale or sales.


     25. Shipment of Masters. Dicom will ship the respective CLG "Masters" to CLG, or if CLG desires to its Replicator designated through written instruction to Dicom, and will utilize the shipment carrier and method instructed by CLG in its order to arrange for the shipment of the respective Master and will insure same during such shipment. Such shipment from Dicom to CLG shall be from Dicom's place of business to CLG or CLG's Replicator and all shipping, freight, tax and insurance charges therefore shall be CLG's responsibility. Risk of loss of the respective Master shall be CLG's risk after Dicom has delivered the respective Master to the appropriate carrier for shipment.


     26. Reproduction of Masters. CLG shall arrange for manufacturing and replication of the respective CLG Masters with a Replicator acceptable to Dicom. Before delivering the respective Master to such Replicator, CLG shall provide to Dicom an Agreement of Non-disclosure and Confidentiality between the Replicator and CLG ensuring that all of the proprietary and other information relating to the respective Master are not disclosed to third parties without Dicom's written consent. CLG shall designate in monthly reports how many respective CLG. CLG has created from a respective Master and shall provide such report to Dicom within fifteen (15) days after the end of any respective month during which CLG replicated the Master for distribution or otherwise. Such information from CLG to Dicom shall notify Dicom in writing of such replication of CLG or other Dicom Dental Software from a respective Master in a timely manner.


     27. Packaging. CLG will distribute and market the respective CLG, including any Updates, Upgrades or Add-Ons thereto (i.e., Supplemental Products), only under the covenants, conditions and terms of the Shrinkwrap License (hereinafter called the "Shrinkwrap License") attached hereto as Exhibit A and incorporated herein by this reference which CLG shall ensure is included with each respective CLG delivered by same. CLG shall not, and will not exercise any authority to, make representations, warranties or statements concerning the CLG that are inconsistent or exceed the Shrinkwrap License.


     28.. Support. Dicom and CLG agree that support for the CLG shall utilize the Internet, E-mail and telephone resources to provide reasonable support consistent with and the terms and conditions as described in Exhibit G attached hereto and incorporated herein by this reference and shall include at least two visits to the offices of CLG by Dicom personel per Term year of this Agreement, the reasonable business travel expenses of which shall be borne by CLG.

     29. Relationship. Nothing herein contained shall be construed to place CLG and Dicom in a relationship as partners, joint venturers, employer and employee, or principal and agent, respectively, and neither CLG nor Dicom shall have the power to bind or obligate the other party in any manner whatsoever.


     30. Assignment. Neither Dicom nor CLG shall sublicense, transfer or assign any rights herein granted, except (upon prior written notice to CLG) to Dicom's subsidiaries, affiliates or parents, or to CLG's subsidiaries, affiliates or parents, without obtaining the other respective party's prior written approval, which approval shall not unreasonably be withheld or delayed, and, if granted, shall be conditioned upon the sublicensee's, transferee's, or assignee's agreement in writing to abide by the same obligations, conditions and terms applicable to the respective parties hereto.


     31. Notices. All notices, approvals and other communications provided for in this Agreement shall be made in writing and delivered personally or by certified or registered mail, return receipt requested, postage prepaid, to the parties at their addresses set forth below, or to such address as either party may specify by like written notice to the other and shall be deemed given when received. Failure to accept certified or registered mail shall be deemed a receipt thereof within ten (10) days after the first notice of delivery of the certified or registered mail. Any entity may change its address as designated herein by giving notice thereof as provided herein.

If to CLG: ........c/o Laurence Armstrong
 ........Armstrong Nikolich
 ........Suite 300 - 1005 Langley Street
 ........Victoria, BC
 ........V8W 1V7.. ........

If to Dicom: ........Dicom Imaging Systems, Inc.
 ........Suite 847 1350 East Flamingo Blvd.
 ........Las Vegas Nevada, 89119
 ........Attn Mr. Wayne Rees

 ........
or such other address either party from time to time specify in writing to the other.

     32. Confidentiality. Dicom and CLG agree that the conditions and terms of this Agreement shall be deemed confidential information between the respective parties. Each respective party expressly undertakes to retain in confidence and to require its directors, officers, employees, representatives and agents to retain in confidence all information between the respective parties that the disclosing party has identified as being confidential and/or proprietary or which, by the nature of the circumstances surrounding the disclosure, should in good faith be treated as confidential and/or proprietary. Without limiting the foregoing, all of the conditions and terms of this Agreement shall be considered confidential and shall not be disclosed (except to either respective party's prospective acquisition partners, accountants, attorneys, advisors and consultants, including financial institutions and sources and potential financing entities, together with such foregoing entities' directors, officers, employees, representatives and agents, on a need to know basis and provided that such parties are bound by the conditions and terms of this non-disclosure section) without the prior written consent of the other respective party, except that the respective parties may disclose confidential information as required by governmental entity or court of law with the power to compel such disclosure but only after giving the other respective party an opportunity and due notice to defend against the disclosure requirement. The respective parties stipulate and agree that upon expiration or termination of this Agreement, each respective party will return to the other respective party all specifications, memorandums, blue prints, drawings, designs, devices, documents, notes and any other material containing or disclosing any confidential and/or proprietary information of the other respective party. The respective parties may mutually agree in writing that rather than returning all said documentation, the possessing party of such documentation shall destroy the confidential and/or proprietary information in its possession in accordance with this section. Neither respective party will retain any such documentation relating to confidential and/or proprietary information without the other respective party's prior written approval thereof.


     33. Mediation/Arbitration. Any controversy, claim, misunderstanding, cause of action, matter in question, breach or disagreement arising out of, or relating to, this Agreement (hereinafter called "Dispute") shall be decided by mediation or arbitration as follows:


     (a) Mediation: The party seeking resolution of a Dispute (hereinafter called "Complaining Party") shall provide the other party (hereinafter called "Responding Party") with written notice describing the Dispute and requesting mediation (hereinafter called "Mediation Notice") thereof including the naming therein of its proposed mediator. Within ten (10) calendar days of the delivery date of Mediation Notice, the respective parties shall appoint a mutually acceptable mediator (hereinafter called "Mediator") to resolve the Dispute. Within a reasonable period of time thereafter, not to exceed ten (10) calendar days after appointing the Mediator, the respective parties in controversy ("Dispute") shall submit their respective cases to the Mediator who shall hear the evidence and render a final decision thereon within three (3) calendar days after the close of the evidence. The respective parties agree that the mediation of the Dispute shall take place in Bellingham, Washington or such other location mutually acceptable to the respective parties, and shall be governed by Washington law. Any decision or award rendered by the Mediator, and acceptable to the respective parties, shall be final and judgment thereon may be entered in accordance with applicable law in any Court having jurisdiction thereof. If the Mediator shall demand compensation for its services prior to mediation, then Complaining Party and Responding Party shall pay said Mediator expenses on a fifty-fifty (50-50) basis in advance of the mediation. The substantially prevailing party in mediation shall be entitled to recover all expenses and costs of mediation including its reasonable attorney's fees and any advanced Mediator's expenses from the non-prevailing party.

     (b) Arbitration: In the event the respective parties do not select a mutually acceptable mediator within ten (10) calendar days of Mediation Notice, the Complaining Party shall notify the Responding Party in writing of its demand to arbitrate, and shall designate in such notice (hereinafter called "Arbitration Notice") the name of its arbitrator. Within ten (10) calendar days of the delivery date of Arbitration Notice, Responding Party shall select its arbitrator. Within twenty (20) calendar days of the delivery date of Arbitration Notice, the two (2) arbitrators so selected shall appoint a third arbitrator (third arbitrator hereinafter called "The Arbitrator"). Within thirty (30) calendar days of the delivery date of Arbitration Notice the respective parties in controversy ("Dispute") shall submit their respective cases to the panel of Arbitrators who shall hear the evidence and render a final decision thereon within three (3) calendar days after the close of the evidence. The respective parties agree that the arbitration shall take place in Seattle, Washington or such other location mutually acceptable to the respective parties, and shall be governed by Washington law in accordance with the American Arbitration Association regulations and rules except as otherwise supplemented, modified or amended herein. The Arbitrator shall be empowered to take such procedural and discovery actions as the the Arbitrator deems appropriate, to the same extent as a court acting pursuant to the Federal Rules of Civil Procedure. Any decision or award rendered by the Arbitrator shall be final and judgment thereon may be entered in accordance with applicable law in any court having jurisdiction thereof. If the Arbitrator shall demand compensation for their services prior to arbitration, then Complaining Party and Responding Party shall pay said
Arbitrators' expenses on a fifty-fifty (50-50) basis in advance of the arbitration. The substantially prevailing party in arbitration shall be entitled to recover all expenses and costs of arbitration including its reasonable attorney's fees and any advanced Arbitrators' expenses from the non-prevailing party.


     (c) Equitable Remedy. Notwithstanding this Agreement's conditions and terms relating to mediation and/or arbitration of Disputes, the respective parties acknowledge and agree that breach of certain of the covenants, conditions and terms of this Agreement, such as a breach creating irreparable harm, would have an inadequate remedy at law, and may not be adequately remedied by damages, and further consent and agree that temporary and/or permanent injunctive and other relief may be sought and pursued to prevent irreparable harm to either respective party for breach of this Agreement's covenants, conditions and terms without waiving the right to seek actual damages thereafter.

34. Miscellaneous.


     (a) Legal Representation. Each party to this Agreement has been represented by counsel in the negotiation of this Agreement and accordingly, no provision of this Agreement shall be construed against a party due to the fact that it or its counsel drafted, dictated or modified this Agreement or any condition or term thereof.

     (b) Further Instruments. Each party hereto shall, from time to time, execute and deliver such further instruments as any other party or parties or its counsel may reasonably request to effectuate the intent of this Agreement.
(c) Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, if and when applicable.


     (d)   Survival  of   Representations   and   Warranties.   The   respective
representations, warranties and agreements of the respective parties to this Agreement and contained in this Agreement shall survive and remain in effect.


     (e) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Washington. Wherever possible, each provision, condition and term of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law; but if any provision, condition or term of this Agreement, or any documentation executed and delivered hereto, shall be prohibited by or invalid under such applicable law, then such provision, condition or term shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision, condition or term or the remaining provisions, conditions and terms of this Agreement or any documentation executed and delivered pursuant hereto.

     (f) Section Headings. The section headings inserted in this Agreement are for convenience only and are not intended to, and shall not be construed to, limit, enlarge or affect the scope or intent of this Agreement, nor the meaning of any provision, condition or term hereof.


     (g)   Counterparts.   This  Agreement  may  be  executed  in  two  or  more
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document.


     (h) Entire Agreement. This Agreement contains the entire Agreement between the respective parties hereto and supersedes any and all prior agreements and understandings between the parties hereto relating to the subject matter hereof. No statement or representation of the respective parties hereto, their agents or employees, made outside of this Agreement, and not contained herein, shall form any part hereof or bind any party hereto. This Agreement shall not be supplemented, amended or modified except by written instrument signed by the respective parties hereto. (i) Attorneys' Fees and Costs: In any Dispute arising out of or pertaining to this Agreement, the prevailing party, or substantially prevailing party in multiple claims as the case may be, shall be entitled to an award of its attorneys' fees and costs after a finally sustained determination or decision, whether incurred before, after or during mediation, arbitration, trial, or upon any appellate level.

     (j) Time: Time is of the essence of this Agreement. When any time period specified herein falls upon a Saturday, Sunday or legal holiday, the time period shall be extended to 5:00 P.M. on the next ensuing business day.

IN WITNESS WHEREOF, the undersigned respective parties have caused this Agreement to be executed in their names the day and year first above written.

Signed, sealed and delivered in the "CLG" presence of:
CLG Investments, Inc.


By:

Print: Partner
Witness as to CLG

(Corporate Seal)

"DICOM"

DICOM IMAGING SYSTEMS, INC., a Nevada corporation



By:

Print: As its ___________________________
Witness as to Dicom

(Corporate Seal)

Exhibit List



EXHIBIT A - shrink wrap license attached (needs work)
EXHIBIT B - delivery schedule
EXHIBIT C- royalty payments and payment schedule
EXHIBIT D- term and renewal conditions -
EXHIBIT E - Dicom Trademarks
EXHIBIT F - CLG trademarks
EXHIBIT G - Support by Dicom

EXHIBIT A - End User Software License



     IMPORTANT - READ CAREFULLY: This Dicom End-User License Agreement ("EULA") is a legal agreement between you (either an individual or a single entity) and Dicom Imaging Systems, Inc. ("Dicom") for the Dicom software product identified above, which includes computer software and may include associated media, printed materials, and "online" or electronic documentation ("SOFTWARE PRODUCT"). By installing, copying, or otherwise using the SOFTWARE PRODUCT, you agree to be bound by the terms of this EULA. If you do not agree to the terms of this EULA, do not install, copy or use the SOFTWARE PRODUCT.
SOFTWARE PRODUCT LICENSE

The SOFTWARE PRODUCT is protected by copyright laws and international copyright treaties, as well as other intellectual property laws and treaties.
The SOFTWARE PRODUCT is licensed, not sold.


1. GRANT OF LICENSE. This EULA grants you the following rights:

     Software License. Dicom grants you the right to make and use as many copies of the SOFTWARE PRODUCT as you have validly licensed copies of Dicom Image Explorer and related modules. You may also make copies of the SOFTWARE PRODUCT for backup and archival purposes.

2. DESCRIPTION OF OTHER RIGHTS AND LIMITATIONS.
 Maintenance of Copyright Notices. You must not remove or alter any copyright notices on all copies of the SOFTWARE PRODUCT.

     Limitations on Reverse Engineering, Decompilation, and Disassembly. You may not reverse engineer, decompile, or disassemble the SOFTWARE PRODUCT, except and only to the extent that such activity is expressly permitted by applicable law notwithstanding this limitation.

     Separation of Components. The SOFTWARE PRODUCT is licensed as a single product. Its component parts may not be separated for use on more than one computer.

 Rental. You may not rent, lease, or lend the SOFTWARE PRODUCT.

     Performance or Benchmark Testing. You may not disclose the results of any benchmark test of the SOFTWARE PRODUCT to any third party without Dicom's prior written approval.

     Support Services. Dicom may provide you with support services related to the SOFTWARE PRODUCT ("Support Services"). Use of Support Services is governed by the Dicom policies and programs described in the user manual, in "online" documentation, and/or in other Dicom-provided materials. Any supplemental software code provided to you as part of the Support Services shall be considered part of the SOFTWARE PRODUCT and subject to the terms and conditions of this EULA. With respect to technical information you provide to Dicom as part of the Support Services, Dicom may use such information for its business purposes, including for product support and development. Dicom will not utilize such technical information in a form that personally identifies you.


     Software Transfer. You may permanently transfer all of your rights under this EULA (i) only in conjunction with a permanent transfer of your validly licensed copy or copies of Dicom Image Explorer ; (ii) provided you retain no copies; (iii) you transfer all of the SOFTWARE PRODUCT (including all component parts, the media and printed materials, any upgrades; (iv) if applicable, you include the Certificate of Authenticity, and (v) the recipient agrees to the terms of this EULA. If the SOFTWARE PRODUCT is an upgrade, any transfer must include all prior versions of the SOFTWARE PRODUCT.

     Termination. Your rights under this EULA terminate upon the termination of your Dicom Image Explorer ; operating system EULA. Without prejudice to any other rights, Dicom may terminate this EULA if you fail to comply with the terms and conditions of this EULA. In such event, you must destroy all copies of the SOFTWARE PRODUCT and all of its component parts.

     3. UPGRADES. If the SOFTWARE PRODUCT is labeled as an upgrade, you must be properly licensed to use a product identified by Dicom as being eligible for the upgrade in order to use the SOFTWARE PRODUCT. A SOFTWARE PRODUCT labeled as an upgrade replaces and/or supplements the product that formed the basis for your eligibility for the upgrade. You may use the resulting upgraded product only in accordance with the terms of this EULA. If the SOFTWARE PRODUCT is an upgrade of a component of a package of software programs that you licensed as a single product, the SOFTWARE PRODUCT may be used and transferred only as part of that single product package and may not be separated for use on more than one computer.

     4. COPYRIGHT. All title, including but not limited to copyrights, in and to the SOFTWARE PRODUCT and any copies thereof are owned by Dicom or its suppliers. All title and intellectual property rights in and to the content which may be accessed through use of the SOFTWARE PRODUCT is the property of the respective content owner and may be protected by applicable copyright or other intellectual property laws and treaties. This EULA grants you no rights to use such content. All rights not expressly granted are reserved by Dicom.

     5. U.S. GOVERNMENT RESTRICTED RIGHTS. The SOFTWARE PRODUCT is provided with RESTRICTED RIGHTS. Use, duplication, or disclosure by the Government is subject to restrictions as set forth in subparagraph (c)(1)(ii) of the Rights in Technical Data and Computer Software clause at DFARS 252.227-7013 or subparagraphs (c)(1) and (2) of the Commercial Computer Software Restricted Rights at 48 CFR 52.227-19, as applicable. Manufacturer is Dicom Imaging Systems, Inc.

     6. EXPORT RESTRICTIONS. You agree that you will not export or re-export the SOFTWARE PRODUCT to any country, person, entity or end user subject to U.S.A. export restrictions. Restricted countries currently include, but are not necessarily limited to Cuba, Iran, Iraq, Libya, North Korea, Sudan, and Syria. You warrant and represent that neither the U.S.A. Bureau of Export Administration nor any other federal agency has suspended, revoked or denied your export privileges.

     7. NO WARRANTIES. Dicom expressly disclaims any warranty for the SOFTWARE PRODUCT. THE SOFTWARE PRODUCT AND ANY RELATED DOCUMENTATION IS PROVIDED "AS IS" WITHOUT WARRANTY OR CONDITION OF ANY KIND, EITHER EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION, THE IMPLIED WARRANTIES OR CONDITIONS OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, OR NONINFRINGEMENT. THE ENTIRE RISK ARISING OUT OF USE OR PERFORMANCE OF THE SOFTWARE PRODUCT REMAINS WITH YOU.

     8. LIMITATION OF LIABILITY. In no event shall Dicom or its suppliers be liable for any damages whatsoever (including, without limitation, damages for loss of business profits, business interruption, loss of business information, or any other pecuniary loss) arising out of the use of or inability to use the SOFTWARE PRODUCT, even if Dicom has been advised of the possibility of such damages. Because some states and jurisdictions do not allow the exclusion or limitation of liability for consequential or incidental damages, the above limitation may not apply to you.

MISCELLANEOUS

If you acquired this product in the United States, this EULA is governed by the laws of the State of Washington.


     If you acquired this product in Canada, this EULA is governed by the laws of the Province of Ontario, Canada. Each of the parties hereto irrevocably attorns to the jurisdiction of the courts of the Province of Ontario and further agrees to commence any litigation which may arise hereunder in the courts located in the Judicial District of York, Province of Ontario.

If this product was acquired outside the United States, then local law may apply.

EXHIBIT B Dicom Dental Software Master CD's and delivery schedule

March 17, 2000 Closing/payment date

Master A
imagEXPLORER/EDITOR
Whitener
Update
Network Version
Company Video Tour

Master B
imagEXPLORER/EDITOR training
Whitener training
How to install Capture card
How to install Network

Master C
Simulator
Whitener
Update
Network Version
Company Video Tour

Master D
Simulator Help Training
Simulator Overview
Digital Photography Overview

Master E
Simulator Overview
Digital Photography Overview

Master F
Esthetic Evaluation Form

Master G
Lecturer Presentation CD

Master H
Sentry Software Codes


On or about August, 15 2000 for the following:

Master I
LabRX

Master J
LabRX training




Master K
XRAY

Master K
XRAY training




EXHIBIT C
ROYALTY PAYMENTS, LICENSE FEE AND PAYMENT SCHEDULES

     For the sum of $2,250,000 USD ("License Fee"), Dicom hereby grants to CLG the exclusive distribution rights and accompanying license to distribute copies of Dicom's imageEXPLORER, imagEDITOR, Whitener and Simulator ("Licensed Products") dental imaging software ("License") within the territory of the Mexico, Brazil, Spain and Portugal ("Territory"). The License shall extend to any other dental imaging software products developed by Dicom, if and when available. $750,000 USD of the License Fee is due upon execution of this Agreeement. The remaining $1,500,000 USD of the License Fee is due in two equal installments due by August 1, 2000 and December 20, 2000 respectively. Time is of the essence with respect to the payment of the License Fee and no grace period is permitted. In addition to the License Fee, CLG shall pay to Dicom a royalty of 20% of the Gross Receipts of all Licensed products, including service and support related to any licensed product during the term of the Agreement ("Royalty"). The Minimum Royalty Payment due on the first, second and third anniversaries of the agreement shall be $400,000, $800,000 and $1,600,000, respectively and shall be $1,600,000 each year thereafter upon renewal, at the option of CLG. No License Fee shall be due for any renewal period, above and beyond the Minimum Royalty Payment.

EXHIBIT D
TERM AND RENEWAL CONDITIONS

     The term of this Agreement is three years. This Agreement may be extended by CLG for additional one year terms, provided CLG notifies Dicom of its intention in writing to so extend at least ninety days prior to the expiration of the original term. In the event of a renewal, CLG shall pay no additional yearly License Fee, but shall make Minimum Royalty Payments as specified in Exhibit C attached hereto. In addition, Dicom shall use its good faith efforts to cooperate with CLG to negotiate the extention of this agreement to other Latin American countries at CLG's request.

EXHIBIT E
DICOM TRADEMARKS

ImagEXPLORER
ImagEDITOR
Dicom Imaging Systems, Inc.
Dental Imaging Suite
LabRX
XRAY
Simulate
Simulator
Whitener
Image Explorer
Image Editor
The Imaging Standard in Dentistry

EXHIBIT G
SUPPORT


     Software   Maintenance   by  Dicom.   Dicom  shall  provide  the  following
maintenance services in the form of software upgrade and level three software support to CLG as described herein:

     I. Level Three Support: Dicom shall use its best efforts to rectify within a reasonable time of receipt of written notification by CLG of any problems with the Product which results in any Product's not being in conformity with its functional specifications as contained in the documentation delivered with such Product. II. New Versions and Releases: Dicom shall provide new versions and releases of the Product as they become available, which may contain either modifications to existing functions or corrections to minor defects which have been reported reasonable in advance of the version or release date.


     III. Product Supported: Software maintenance services shall only be provided for the current release of the Product in effect from time to time and the release of the Product which immediately precedes any particular current release (provided that support services shall not be provided for any non-current release after the first anniversary of the date of issuance of the current release) as modified for CLG by Dicom. Software maintenance services do not include support of releases of the Product other than as specified above, or support of any modifications made to the Product by CLG or made for CLG by persons other than Dicom. In the event that Customer or CLG requests software maintenance services from Dicom, and the case of the reported problem is subsequently determined by Dicom to be the result of the use of a release of the Product which is not supported, or modifications made to the Product by persons other than Dicom, or a malfunction in computer hardware or other software or abnormal operating conditions or accidental damage to the Product (electrical or otherwise), then the Customer or CLG shall pay Dicom on a reasonable time and materials basis for the performance of those services.


     IV. Telephone Availability: Dicom shall provide reasonable telephone support for the Product between the hours of 8:30 a.m. and 5:00 p.m., Pacific Standard Time, excluding weekends and statutory holidays, to CLG's designated support personnel for a period of one year.

     V. Single Designated Site: Telephone support services shall be provided by Dicom to a single designated individual at a single site of CLG to be designated by written notice from CLG to Dicom. The location of the designated site may be changed upon 14 days prior written notice by CLG to Dicom.

VI. Cost: Software maintenance services shall be provided to CLG at Dicom's rates charged to its customers generally after one year.