Form 10QSB
period 2000-06-30
DICOM IMAGING SYSTEMS INC
filed 2000-08-14
CIK 1088537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000
                 Securities and Exchange Commission File Number
                                    000-26369


                           Dicom Imaging Systems, Inc.
             (Exact name of registrant as specified in its charter)


                                Nevada 88-0422026
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                          Suite 432, 114 West Magnolia Street
                                Bellingham, Washington
                                        98225

          (Address of principal executive offices, including zip code)

                                 (877) 624-6243

              (Registrant's Telephone Number, Including Area Code)

                                 (877) 284-7590
              (Registrant's Facsimile Number, Including Area Code)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO

The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of June 30, 2000, was 21,600,000.

                          DICOM IMAGING SYSTEMS, INC.

PART I-FINANCIAL INFORMATION

                                                                          Page

Item 1. Financial Statements:

Consolidated Balance Sheet at June 30, 2000 and December 31, 1999......... 4
Consolidated Statements of Operations for the three and six months ended June 30, 2000 and June 30, 1999..................................... 5

Consolidated Statements of Cash Flows for the six months
ended June 30, 2000 and June 30, 1999..................................... 6

Consolidated Statements of Stockholders' Deficit for the six months ended June 30, 2000 and the year ended December 31, 1999 ................. 7

Notes to Unaudited Consolidated Financial Statements......................8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations ................................................10-13




PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities............................................ 14

Item 3. Defaults Upon Senior Securities.................................. 14

Item 4. Submission of Matters to a Vote of Security Holders.............  14

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K................................  14

Signatures..............................................................  15

Exhibit 27.1 Financial Data Schedule....................................  16

Information Required in Quarterly Report

Certain Forward-Looking Information

     The information contained in this Quarterly Report includes forward-looking statements. Since this information is based on current expectations which involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements. Information contained in this quarterly report is qualified in its entirety by reference to Dicom's filing with the Securities and Exchange Commission on form 10KSB, fiscal year 1999. Particular attention should be given to the risk factors contained therein.

Part I . Financial Information

Item 1. Financial Statements

     Additional information relevant to the following interim unaudited financial information is included in by reference to Dicom's audited financial statements and notes contained on its filing with the Securities and Exchange Commission on Form 10KSB, as amended for the fiscal year ending December 31, 1999.

                           CONSOLIDATED BALANCE SHEET
                          (Expressed in U.S. dollars)
                              As At June 30, 2000

                                               June 30, 2000  December 31, 1999
                                                (Unaudited)      (Audited)
Assets

  Current Assets:
  Cash and cash equivalents                     $ 361,705       $ 18,263
  Accounts receivable                             118,527         48,215
  Inventory                                        48,337              -
  Prepaid expenses                                 83,634         30,468
                                                -------------------------------
                                                  612,203         96,946

Intangible assets                                 295,298         15,237
Equipment                                         102,308         46,639

                                                -------------------------------
                                              $ 1,009,809      $ 158,822
                                                ===============================

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                            $    48,649       $ 56,431
  Accrued liabilities                              258,088        89,673
                                                -------------------------------
                                                  306,737        146,104
                                                -------------------------------

Deferred revenue                                  884,129        248,699

Stockholders' deficit:
  Authorized: 10,000,000  preferred stock,
              $.001 par value
              50,000,000 common stock,
              $.001 par value

Issued:
             21,600,000 common stock
             (December 31, 1999 - 7,200,000)      21,600           7,200

Additional paid in capital                     1,027,499         912,815
Deficit                                       (1,230,156)     (1,155,996)
                                              ---------------------------------
                                                (181,057)       (235,981)

                                             $ 1,009,809       $ 158,822
                                              =================================

                      CONSOLIDATED STATEMENT OF OPERATIONS
                          (Expressed in U.S. dollars)
                                  (Unaudited)

                3 months ended  3 months ended  6 months ended 6 months ended
                June 30, 2000   June 30, 1999   June 30, 2000  June 30, 1999
-------------------------------------------------------------------------------
Sales           $ 447,430      $            -   $ 1,195,658    $           -
Cost of sales     229,482                   -       364,873                -
                ---------------------------------------------------------------
Gross profit      217,948                   -       830,785                -
                ---------------------------------------------------------------

Operating
expenses:
 -Depreciation    33,948                   -        41,683                -
 -General and
   admin.         327,334             341,618       458,135          647,552
Research and
develop.          136,490              10,769       210,572           10,769
Selling and
marketing         113,451                   -       194,555                -
                ---------------------------------------------------------------

                  611,223             352,387       904,945          658,321

                ---------------------------------------------------------------
Net income
(loss)           (393,275)           (352,387)      (74,160)        (658,321)
                ===============================================================

Net income
(loss) per
share, basic        (0.02)              (0.02)        (0.00)           (0.03)
and diluted     ---------------------------------------------------------------


Weighted
average common
shares
outstanding
                21,600,000          21,600,000      21,600,000      21,600,000
               ----------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Expressed in U.S. dollars)
                                  (Unaudited)

                                             6 months ended       6 months ended
                                             June 30, 2000        June 30, 1999
                                         ---------------------------------------

Cash flows from operating activities:
Net income (loss)                                 (74,160)          (658,321)
Items not involving cash:
Stock based compensation                          129,084                  -
Depreciation and amortization                      41,683                  -
Loss on sale of fixed assets                        3,011                  -
Changes in operating assets and liabilities:
  Accounts receivable                            (70,312)            (44,202)
  Inventory                                      (48,337)                  -
  Prepaid expenses                               (53,166)                  -
  Accounts payable                                (7,782)             21,295
  Accrued liabilities                            168,415                   -
  Deferred revenue                               635,430                   -
                                             -----------------------------------
Net cash provided by
(used in) operating
activities                                       723,866            (681,228)

Cash flows from financing activities:
Issue of common shares                                 -             639,250
                                              ----------------------------------
Net cash provided by
financing activities                                   -             639,250

Cash flows from investing activities:
   Sale of equipment                               2,500                   -
   Purchase of equipment                         (76,054)            (25,541)
   Purchase of medical license                  (250,000)                  -
   Purchase of trademarks                        (56,870)                  -
                                              ----------------------------------
Net cash used in investing activities           (380,424)            (25,541)

                                              ----------------------------------
Net increase (decrease) in
cash and cash equivalents                         343,442            (67,519)

Cash and cash equivalents, beginning of period     18,263            222,902

                                              ----------------------------------
Cash and cash equivalents, end of period      $   361,705          $ 155,383
                                              ---------------------------------

Supplementary information:
 Interest paid                                $       191          $       -

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                          (Expressed in U.S. dollars)
                              As At June 30, 2000
                                  (Unaudited)

                                                                     Total
                  Common stock        Additional        Income    stockholders'
             Shares      Amount    paid-in capital    (Deficit)     equity
-------------------------------------------------------------------------------

Balance,
12-31-99    7,200,000   $ 7,200    $ 912,815        $(1,155,996) $  (235,981)

Issuance
of stock
options             -         -    1,424,934                  -    1,424,934

Deferred
compensation
of stock
options             -         -   (1,295,850)                  -  (1,295,850)


Net loss            -         -            -             (74,160)    (74,160)


3:1 Stock
split
completed
on
4-5-00     14,400,000     14,400     (14,400)                  -           -

--------------------------------------------------------------------------------
Balance,
6-30-00   21,600,000    $ 21,600 $ 1,027,499           $(1,230,156)  $ (181,057)
--------------------------------------------------------------------------------

                          Dicom Imaging Systems, Inc.
                   Notes to Consolidated Financial Statements
                          (Expressed in U.S. dollars)

                        Three months ended June 30, 2000


1. Nature of business:

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

     The Company's future operations are dependant upon the market's acceptance of its product and the Company's ability to license their product around the world. There can be no assurance that the Company's product will be able to secure market acceptance or that they will be able to license their product. As of June 30, 2000, the Company has not generated sufficient revenues to meet it's operating costs, is continuing to develop its business, and has experienced negative cash flow from operations. Operations have primarily been financed through the issuance of common stock. The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2000. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms.

2. Significant accounting policies:

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

(d) Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value.

3. Net income (loss) per share:

     The basic and diluted weighted average number of common shares outstanding gives effect on a retroactive basis to the 3 for 1 stock split which occurred on April 5, 2000 for all shareholders as of record on March 31, 2000 and reflects the issued and outstanding shares as of June 30, 2000. As all outstanding dilutive securities, such as options, are anti-dilutive, basic and diluted loss per share is the same.

Item 2.



MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE PERIOD ENDING JUNE 30, 2000

OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2000

REVENUES


     Revenues for the three months ended June 30, 2000 were $447,430. Of this revenue, $78,112 represents revenue recognized from previously deferred long-term license agreements and support contracts. The remaining $369,318 was derived primarily from the sale of hardware and software licenses directly to dentists in the United States. There were no sales in the period ended June 30,1999 as the Company was still in a start-up position. Revenues for the six months ended June 30, 2000 total $1,195,658. $500,000 of this revenue was recorded as deferred revenue at December 31, 1999 and was derived from the termination of the agreement with Mr. Doug Campbell that resulted in a settlement, whereby the Company fulfilled all of its obligations by delivering to him 650 copies of the software license. Of the total sales amount, only $65,541 remains in accounts receivable; the remainder was received in cash. All of our revenues were paid in US currency.

The Company has recorded deferred revenue as at June 30, 2000 in the amount of $884,129. This consists primarily of monies received in exchange for issuing exclusive three and four-year contracts to distributors in the United Kingdom, as well as Spain, Brazil, Mexico, Portugal ("the Spanish deal"), and Australia. This deferred revenue will be recognized ratably over the term of the contracts (3 to 4 years). These contracts also provide the Company with a royalty based on sales by these distributors. The royalties are receivable starting in the second year of these contracts. There was no deferred revenue as at June 30, 1999 as the Company was still in a start-up position.


GROSS MARGIN


     Cost of sales for the three months ended June 30, 2000 were $229,482, leaving a gross margin of $217,948, which equates to 49% of sales. 38% of this gross margin relates to the sales of hardware and software licenses directly to dentists. The total cost of sales for the six months ended June 30, 2000 was $364,873, leaving a gross margin of $830,785. 40% of this gross margin relates to the sales of hardware and software licenses directly to dentists. The reason for the fluctuation in gross margin relates to the proportion of hardware sales versus software sales. In the second quarter of 2000, 56% of sales to dentists were derived from hardware sales, compared to 44% in the first quarter. Hardware sales have a higher associated cost of sales than software sales. Cost of sales included software burning and hardware costs, freight costs and credit card transaction charges, as well as support related salaries and telephone charges. There were no cost of sales in the period ended June 30,1999 as the Company was still in a start-up position.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2000 include:


     - Depreciation and amortization in the amount of $33,948 primarily on computer and camera equipment used for demonstration purposes at tradeshows. Depreciation and amortization was $41,683 for the six months ended June 30, 2000. The increase in the second quarter of 2000 is made up of increased amortization due to the acquisition of the medical license, increased depreciation due to the purchase of computer hardware and furniture related to personnel increases and increased depreciation due to the purchase of new demonstration equipment. The total cost of new computer hardware and furniture purchased in the first six months of 2000 is $53,828. The total cost of new demonstration equipment purchased in the first six months of 2000 is $19,956 and is made up primarily of Compucam cameras. There was no depreciation in the period ended June 30, 1999 because the Company owned no fixed assets at the time.

-General  and  administrative  costs in the  amount  of  $327,334,  compared  to
$341,618 for the three months ended June 30, 1999. General and administrative costs in 2000 include administrative salaries, audit and legal charges, investor relations' charges, rent, insurance costs and office expenses. The general and administrative costs in 1999 were made up almost exclusively of start-up expenses. The total general and administrative expenses for the six months ended June 30, 2000 are $458,135. The increase in the second quarter of 2000 was due to increased personnel and hiring costs relating to new personnel, increased investor relations costs related to the hiring of DeMonte Associates, increased insurance premiums because of new directors, increased rent and telephone costs related to new personnel, increased consulting costs due to business opportunities assessment, non-recoverable financing fees and a loss on sale of a fixed asset, as well as increases in office expenses such as additional printing of business cards, office supplies and parking for new personnel.


- Research and development costs in the amount of $136,490 for software development, compared to $10,769 for the three months ended June 30, 1999. The increase is due to the hiring of a new IT officer and new staff members as well as increased charges from outside developers. We expect our research and development costs to increase in the next months as we complete the development of the Xray and LabRX modules, as well as the medical version of the software. The total research and development costs for the six months ended June 30, 2000 are $210,572.


     - Selling and marketing costs of $113,451. The total selling and marketing costs for the six months ended June 30 are $194,555. Selling and marketing costs includes trade show costs, advertising, mailings, and web site maintenance. These costs have increased in order to effect higher sales volumes. There were no selling and marketing costs in the period ended June 30, 1999 as the Company was still in a start-up position.


     The resulting net loss for the three months ended June 30, 2000 was $393,275, which equates to a fully diluted loss per share, after accounting for the April 5, 2000 stock split, of $.02 per share, increasing the accumulated deficit to $1,230,156. The net loss for the three months ended June 30, 1999 was $352,387, which equated to a fully diluted loss per share of $.02 per share. The amount of weighted average common shares outstanding for the period ended June 30, 1999 did not include any options, as these options did not have a dilutive effect at the time.

We have implemented a stock option plan. The plan is an essential tool to attract and retain the qualified personnel needed to implement our business strategy. At June 30, 2000, we have granted 13,833,000 options (after accounting for the April 5, 2000 stock split). While no options have been exercised as yet, we recorded a non-cash charge to the income statement for the three months ended June 30, 2000 of $97,568. The total deferred compensation expense relating to the issuance of these options is $1,295,850.

The operations for the three months ended June 30, 2000 were funded primarily from the cash generated from operating activities, including the monies received for the license agreements with the United Kingdom and for the "Spanish deal".

CAPITIALIZATION, LIQUIDITY AND TRENDS

Purchases of Plant and Equipment

     Dicom anticipates purchasing between $250,000 and $500,000 in computer equipment and related hardware in the next 12 months. In addition, the Company may need to expand its currently available office space to accommodate increased growth. Additional space is available in White Rock, British Columbia and Bellingham, Washington to expand the existing Dicom facility, though such space may not be sufficient to accommodate Dicom's need for expansion.

Increases in the Number of Employees

     Dicom may hire an additional 15 employees over the next 12 months in the fields of software and web development, sales, marketing, business development and administration. Faster than anticipated growth may increase this number.

Planned Financings for the Next 12 Months


     Dicom will need to do one or more financings involving sale of its equity or debt instruments during the next twelve months in order to sustain present operations and to provide for future growth. The Company hopes to raise between $4,000,000 and $10,000,000 from financings over the next twelve months. Management of the Company has not determined the terms and conditions of such a financing or whether such a financing would be for equity or debt or some combination thereof. There can be no assurance that such financing would be available under terms acceptable to the Company. Failure to secure such financing would have a material adverse impact on the Company's ability to conduct its business as presently operated or to develop any expansion plans.


     Dicom's vision is to become a dynamic player in selected fields of dental and medical imaging and related technologies within the global e-health care market. It is the Company's current strategy to offer comprehensive imaging and practice management software, hardware, Internet and support solutions to the health professions. The Company's software products utilize the Microsoft Windows family of operating systems on the desktop and over the Internet. In the next 12 months of operations, the Company's general business approach is to capture market share of imaging software in dentistry by producing and distributing, free of charge, a quality imaging software application known as ImagExplorer(TM) to each and every dentist, dental specialist, dental laboratory, dental insurance company, and educational facility throughout North America.


Presently, Dicom derives income from direct and indirect sales of software modules, associated hardware, and international distribution licenses. Dicom however, plans to introduce new hardware and software products this year, as part of a general end-to-end solution strategy within an imaging e-health care portal.

Dicom currently provides DICOM compliant software and related technology to capture, manipulate, analyze and store digital dental images. DICOM represents the emerging technical standard for the exchange of images in dentistry and medicine.

Dicom's core competencies relate to the creation of industry-leading dental imaging software, and the marketing of this software in conjunction with related technologies such as camera hardware and associated software.

Currently, the software is distributed on CD or downloaded from the Web for individual PC or Local Area Network client/server installation. It is the Company's intention to develop the provision of its software within an integrated end-to-end service environment, which incorporates hardware technology, practice management software, electronic claims processing and software support. Alongside the traditional software distribution model, we envisage this service also being available over the Internet, which should bring an advantage to the user by eliminating the hardware and computing skill requirements of Dicom's product from the end-user, the dental practice, as these would be handled remotely by the service provider.


Product Development


In addition to developing our existing and new software modules, we seek to extend our offer to provide a world-class end-to-end solution for dentists, encompassing all related technologies. This means adding practice management and electronic insurance claim software together with a full portfolio of high performance yet cost-efficient imaging hardware. We hope to make this software available both on an installed client/server basis, as appropriate, and for delivery over the Internet in an Application Service Provider mode.

In our view, there is a strong belief among the major players in the computing industry that software provision will swiftly migrate to a rental model delivered over the Internet, as this provides a number of advantages to the user such as: o Access to the latest technology at a reduced entry price (renting vs. buying) o Immediate availability of upgrades with no requirement for installation, minimizing of IT and networking headaches, as well as maintenance requirements o Reduction of the cost of required hardware (a simple browser with Internet access will replace high powered computer processing requirements)

Ultimately, as dental businesses realize and start to leverage the commercial advantages the Internet provides, we hope that our web presence will evolve into an Internet dentistry portal. This portal could link together all the elements of the supply chain in an industry trading hub - dentists, insurers, pharmacies, wholesalers and supply product manufacturers. Each would be able to interact with all the other components in the supply chain in a more efficient manner with all the speed, flexibility and superior economics that an e-commerce business model provides. Dicom anticipates operating the trading hub on a transaction based revenue model.


International Distribution
In addition to the above, Dicom anticipates formalizing distribution of its products in Japan and China, as well as elsewhere in Asia, within the next twelve months. Dicom also plans to have formalized distribution agreements in Europe and Latin America over the next 12 months.


The computing industry has started to change its approach to software distribution and ownership. Businesses today are increasingly shifting their focus towards their core competency rather than the implementation and maintenance of information technology. Networks play an increasingly important role in our day-to-day lives and the Internet, the largest network of all, is having the greatest impact in the business market today and will continue to do so in the future. The Internet is acting as the main enabler, allowing organizations to focus on their core business, outsourcing their overhead and technology, and switching to an Internet-centric, hosted computing model.


To compete and thrive, it is imperative for any software manufacturer to recognize this reality and to leverage the power of the Internet to its benefit by modifying its product offering to enable new centrally hosted versions. In this context, Dicom is no exception. In order to be increasing successful, the Company will need to start diverting resources in 2001 towards the re-engineering and adaptation of its product line to a hosted model.

     Presently, Dicom has operations in White Rock, British Columbia and Bellingham, Washington. The White Rock office contains all of the corporate functions and operations with the exception of some related marketing activities, which take place in Bellingham, Washington. White Rock and Bellingham are within 30 miles of each other.

The Company's intent is to move the majority of its operations to the United States before the end of the current calendar year. These operations include finance, research and development, testing and quality assurance, technical operations, Internet production facilities, and marketing and sales. Some important corporate functions and operations such as the chief executive office, investor relations, business development and product development are to remain in Canada. The Company is likely to maintain a small office in the Bellingham area.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     In March of 2000, Dicom had entered into a Software Agreement with CLG Investments Limited ("Software Agreement") whereby CLG would pay a License Fee of $2,250,000 for a license to certain Dicom software. CLG is granted the exclusive right to distribute copies of Dicom's as ImagExplorer(TM), ImagEditor
(TM),  Whitener and Simulator  ("Licensed  Products")  dental  imaging  software
("License") within the territories of Mexico, Brazil, Spain and Portugal ("Territory"). $750,000 of the License Fee was paid by CLG upon the signing of the Software Agreement. The remaining $1,500,000 of the License Fee was due in two equal installments due by August 1, 2000 and December 20, 2000 respectively. Dicom and CLG have agreed to an extension of their mutual obligations under the Software Agreement for a sixty-day period. Under the terms of the extension, CLG will not be required to make the August 1, 2000 payment until October 15, 2000 and Dicom will have until October 15, 2000 to deliver the software modules due under the Software Agreement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.


Exhibit 27.1 Financial Data Schedule

(b) Reports on 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


DICOM IMAGING SYSTEMS, INC.
---------------------------
(Registrant)

Date: August 14, 2000

By: /s/ David Gane
David Gane
President and Chief Executive Officer