Form 10QSB
period 2000-09-30
DICOM IMAGING SYSTEMS INC
filed 2000-11-14
CIK 1088537

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10Q-SB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2000
                 Securities and Exchange Commission File Number
                                   000-26369


                          Dicom Imaging Systems, Inc.
             (Exact name of registrant as specified in its charter)


           Nevada                                             88-0422026
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

                      Suite 432, 114 West Magnolia Street
                                 Bellingham, WA
                                     98225
          (Address of principal executive offices, including zip code)

                                 (877) 624-6243
              (Registrant's Telephone Number, Including Area Code)

                                 (877) 284-7590
              (Registrant's Facsimile Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO

The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of September 30, 2000, was 21,600,000.

DICOM IMAGING SYSTEMS, INC.

PART I-FINANCIAL INFORMATION

                                                                       Page
Item 1. Financial Statements:

Consolidated Balance Sheet at September 30, 2000 and December 31, 1999...4 Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and September 30, 1999..........................6

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2000 and September 30, 1999..........................7

Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2000.................................................8

Notes to Unaudited Consolidated Financial Statements...................9-10

Item 2. Management's Discussion and Analysis or Plan of Operation....11-14




PART II-OTHER INFORMATION

Item 1. Legal Proceedings ..............................................15

Item 2. Changes in Securities...........................................15

Item 3. Defaults Upon Senior Securities.................................15

Item 4. Submission of Matters to a Vote of Security Holders.............15

Item 5. Other Information ..............................................15

Item 6. Exhibits and Reports on Form 8-K................................15

Signatures..............................................................16

Exhibits................................................................17

Special Note Regarding Forward-Looking Statements

     Certain   statements  in  this  report  may constitute   "forward-looking
statements" within the meaning of the Private Securities Litigation Reform Act of 1995.Words such as "expects","anticipates", "intends", "plans", "believes", "seeks", "estimates", and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Information contained in this quarterly report is qualified in its entirety by reference to Dicom's filing with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 1999. Particular attention should be given to the risk factors contained therein.


Part I . Financial Information

Item 1. Financial Statements

Additional information relevant to the following interim unaudited financial information is included herein by reference to Dicom's audited financial statements and notes contained in its filing with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 1999.

                           CONSOLIDATED BALANCE SHEET
                          (Expressed in U.S. dollars)
                            As At September 30, 2000

                            September 30, 2000            December 31, 1999
                               (Unaudited)                    (Audited)
Assets

Current Assets:
Cash and cash equivalents       $ 127,669                    $ 18,263
Accounts receivable               184,876                      48,215
Inventory                          98,102                         -
Prepaid expenses                   36,703                      30,468
                                  -----------------------------------
                                  447,350                      96,946


Intangible assets                 279,092                      15,237
Equipment                         121,860                      46,639

                                  -----------------------------------
                                $ 848,302                   $ 158,822
                                  ===================================

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable                $ 245,081                    $ 56,431
Accrued liabilities               140,138                      89,673
Due to shareholder (note 4)       235,700                         -
                                  -----------------------------------
                                  620,919                     146,104
                                  -----------------------------------

Deferred revenue                  186,382                     248,699
                                  -----------------------------------


Stockholders' equity (deficit):
Authorized: 10,000,000 preferred stock,
$.001 par value
50,000,000 common stock,
$.001 par value

Issued:
21,600,000 common stock
(December 31, 1999 - 21,600,000)   21,600                       21,600

Additional paid in capital      1,149,841                      898,415
Deficit                        (1,130,440)                  (1,155,996)
                               ----------------------------------------
                                   41,001                     (235,981)

                                $ 848,302                    $ 158,822
                               ========================================

                      CONSOLIDATED STATEMENT OF OPERATIONS
                          (Expressed in U.S. dollars)
                                  (Unaudited)

Three months ended  Three months ended  Nine months ended   Nine months ended

September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
------------------------------------------------------------------------------

Sales

      $ 348,944           $ 98,777            $ 1,544,602         $ 98,777

Cost
of
sales

        236,700             31,592                601,573           31,592
        ------------------------------------------------------------------

Gross
profit  112,244             67,185                943,029           67,185
        ------------------------------------------------------------------


Other
income
(note
 5)      677,083               -                  677,083              -


Operating
expenses:
Depreciation

          26,522             9,452                 68,205            9,452

General
and
administrative

         292,303           281,802               661,815           929,354
Research
and
development

         188,272            27,903               398,844            38,672

Selling
and
marketing

         182,514              -                  465,692               -
         -----------------------------------------------------------------

         689,611           319,157             1,594,556           977,478
         -----------------------------------------------------------------

 Continues             CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (Unaudited)

Three months ended  Three months ended  Nine months ended   Nine months ended

September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
------------------------------------------------------------------------------

Net
income
(loss)  $ 99,716        $ (251,972)             $ 25,556         $(910,293)
        ===================================================================

Net
income
(loss) per
share,
basic
and
diluted  $ 0.00         $   (0.01)              $   0.00         $  (0.04)
         -----------------------------------------------------------------


Weighted
average
common shares
outstanding,
basic

        21,600,000       21,600,000             21,600,000     21,600,000
        -----------------------------------------------------------------


Weighted average
common shares
outstanding,
diluted

        33,181,808        21,600,000             33,181,808    21,600,000
        -----------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Expressed in U.S. dollars)
                                  (Unaudited)

                        Nine months ended              Nine months ended
                        September 30, 2000             September 30, 1999
                        -------------------------------------------------

Cash flows from
operating activities:
Net income (loss)                25,556                    (910,293)
Items not involving cash:
Stock based compensation        231,926                        -
Depreciation and amortization    68,205                       9,452
Loss on disposal of equipment     2,754                         -
Interest expense related to
warrants on debt                  5,200                         -
Changes in operating
assets and liabilities:
Accounts receivable            (136,661)                    (68,762)
Inventory                       (98,102)                        -
Prepaid expenses                 (6,235)                    (21,947)
Accounts payable                188,650                      85,909
Accrued liabilities              50,465                         -
Deferred revenue                (62,317)                    100,000
                               --------------------------------------
Net cash provided by (used in)
operating activities            269,441                    (805,641)

Cash flows from
financing activities:
Issue of common shares            -                       1,000,000
Share issue costs                 -                         (50,000)
Short-term loan                 250,000                        -
                               --------------------------------------
Net cash provided by
financing activities            250,000                     950,000

Cash flows from
investing activities:
Purchase of equipment          (103,164)                    (63,148)
Purchase of trademarks         (306,871)                       -
                               --------------------------------------
Net cash used in
investing activities           (410,035)                    (63,148)
                               --------------------------------------
Net increase in cash
and cash equivalents            109,406                      81,211

Cash and cash equivalents,       18,263                        -
beginning of period
                               --------------------------------------
Cash and cash equivalents,    $ 127,669                    $ 81,211
end of period                  --------------------------------------

Supplementary information:
Interest paid                  $ 13,372                    $   -

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (Expressed in U.S. dollars)
                      Nine months ended September 30, 2000
                                  (Unaudited)

                                                                     Total
                  Common stock        Additional        Income    stockholders'
                Shares      Amount    paid-in capital  (Deficit)     equity


Balance,
12-31-99
(note 7)      21,600,000  $ 21,600    $ 898,415       $(1,155,996)  $ (235,981)

Issuance
of stock
options
(note 6)          -          -          150,293            -           150,293

Deferred
compensation
of stock
options
(note 6)          -          -          81,633             -            81,633

Warrants issued
on debt
financing
(note 4)          -          -          19,500             -            19,500

Net income        -          -            -             25,556          25,556
             ------------------------------------------------------------------

Balance,
9-30-00      21,600,000   $ 21,600    $ 1,149,841     $(1,130,440)    $ 41,001
             ------------------------------------------------------------------

                          Dicom Imaging Systems, Inc.
                   Notes to Consolidated Financial Statements
                          (Expressed in U.S. dollars)

Nine months ended September 30, 2000


1. Nature of business:

Dicom Imaging Systems, Inc. (the "Company") was incorporated in 1999 under the Nevada Corporation Code and is in the business of developing and selling dental imaging software and support contracts, as well as selling related imaging hardware. These consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependant upon the market's acceptance of its products and the Company's ability to license its products around the world. There can be no assurance that the Company's products will be able to secure market acceptance or that it will be able to license its products. The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2000. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms.


2. Significant accounting policies:

(a) Basis of presentation:

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements include the accounts of the Company's wholly owned subsidiary, 527403 B.C. Limited. All significant intercompany balances and transactions have been eliminated in the unaudited consolidated financial statements. The interim financial statements have been prepared on a basis consistent with the annual financial statements of the Company and should be read in conjunction therewith. The Company's results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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


(c) Revenue recognition:

The Company generates revenues through three sources: hardware, software licenses and services. Hardware revenues are recognized when goods are shipped and title passes. Software license revenues are normally generated from licensing the perpetual right to use the Company's products directly to end-users and indirectly through resellers. The Company recognizes as revenue only the fee payable from the reseller, net of any discount. Service revenues are generated from telephone support services.

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

(e) Intangible assets:

Intangible assets are stated at cost and are amortized using the straight-line method over their estimated useful lives of five years.

(f) Research and development and advertising:

Research and development and advertising costs are expensed as incurred.

3. Net income (loss) per share:

The basic and diluted weighted average number of common shares outstanding gives effect on a retroactive basis to the 3 for 1 stock split which occurred on April 5, 2000 for all shareholders as of record on March 31, 2000 and reflects the issued and outstanding shares as of September 30, 2000.

4. Due to shareholder:

On August 16, 2000, the company entered into a short-term loan agreement that consisted of an unsecured promissory note for $250,000. The note bears interest at a rate of 10% per annum. The note is repayable in 180 days from the date of issuance of the note, or when the Company receives debt or equity financing equal to or greater than $500,000, if this event occurs before 180 days from the date of issuance of the note. As consideration for the execution of the note, the Company has also granted 31,620 warrants to the noteholder to purchase common stock of the company at $2.37 per share. The Company has recorded the $250,000 received as a shareholder loan and equity due to the warrants that were issued. The loan and equity components have been determined to be $230,500 and $19,500 respectively based on relative fair values. The loan components is being accreted over the term of the promissory note to the face value of $250,000.

5. Other income:

On September 26th, 2000, the license agreement with CLG, also known as the "Spanish deal", was terminated. This resulted in the recognition of $677,083 of revenue which has been recorded as other income. Deferred revenue has been accordingly reduced by $677,083. The company and the licensee have signed a settlement agreement, releasing each other from any further obligations under the license agreement.


6. Stock-Based Compensation:
On August 1, 2000, a consultant of the Company changed his status to an employee. This required a recalculation of their stock-based award under the intrinsic value method whereas it was previously calculated under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This resulted in a decrease of the fair value of options issued in the period from January 1, 2000 to September 30, 2000 by $1,278,068. Deferred compensation of stock options was decreased respectively by the unamortized portion of the deferred compensation costs of $1,259,172.
In addition, on September 19, 2000, a previously granted option was repriced. This resulted in an increase of the fair value of options issued in the period from January 1, 2000 to September 30, 2000 by $3,427. The related deferred compensation costs of $29,616 was also added to deferred compensation of stock options.

7. Common stock:
The number of common shares outstanding gives effect on a retroactive basis to the 3 for 1 stock split which occurred on April 5, 2000 for all shareholders as of record on March 31, 2000 and reflects the issued and outstanding shares as of September 30, 2000. 8. Comparative Figures:
Certain comparative figures have been restated to conform to the presentation adopted in the current period.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three month periods ended September 30, 2000 and 1999 and the Form 10 KSB for the fiscal year ended December 31, 1999.


REVENUES

Total revenues for the three months ended September 30, 2000 were $1,026,027. This amount includes $677,083 of revenue recognized due to the termination of the license agreement with CLG, also known as the "Spanish deal". The remaining $348,944 of revenue includes $10,624 of revenue recognized from previously deferred long-term license agreements and support contracts. The remaining $338,320 was derived primarily from the sale of hardware and software licenses directly to dentists and dealers in the United States, as compared to $98,777 for the quarter ended September 30, 1999. Revenues for the nine months ended September 30, 2000, including the $677,083 of other income, total $2,221,685. $500,000 of this revenue was recorded as deferred revenue at December 31, 1999 and was derived from the termination of the agreement with Mr. Doug Campbell that resulted in a settlement, whereby the Company fulfilled all of its obligations by delivering to him 650 copies of the software license. Of the total sales amount, $184,876 remains in accounts receivable; the remainder was received in cash. All of our revenues were paid in US currency.

The company has recorded deferred revenue as at September 30, 2000 in the amount of $186,382. This consists primarily of monies received in exchange for issuing exclusive three and four-year contracts to distributors in the United Kingdom and Australia. This deferred revenue will be recognized ratably over the term of the contracts (3 to 4 years). These contracts also provide the company with a royalty based on sales by these distributors. The royalties are receivable starting in the second year of these contracts. The deferred revenue as at September 30, 1999 was $100,000 and related to the agreement with Mr. Doug Campbell, which was terminated in the first quarter of 2000.



GROSS MARGIN

Cost of sales for the three months ended September 30, 2000 were $236,700, leaving a Gross Margin of $112,244, which equates to 32% of sales. 30% of this gross margin relates to the sales of hardware and software licenses directly to dentists. The total cost of sales for the nine months ended September 30, 2000 was $601,573, leaving a Gross Margin of $943,029. 36% of this gross margin relates to the sales of hardware and software licenses directly to dentists. The reason for the fluctuation in gross margin relates to the proportion of hardware sales versus software sales. In the third quarter of 2000, 65% of sales to dentists were derived from hardware sales, compared to 56% in the second quarter and 44% in the first quarter. Hardware sales have a higher associated cost of sales than software sales. Cost of sales included software burning and hardware costs, freight costs and credit card transaction charges, as well as support related salaries and telephone charges. Cost of sales for the quarter ending September 30, 1999 were $31,592, leaving a gross margin of $67,185, which equates to 68% of sales.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2000 include:

- Depreciation and amortization in the amount of $26,522 primarily on internally used computer hardware, as well as camera equipment used for demonstration purposes at tradeshows. Depreciation and amortization was $68,205 for the nine months ended September 30, 2000. The increase in the third quarter of 2000 is made up of increased amortization due to the acquisition of the medical license, increased depreciation due to the purchase of computer hardware and furniture related to personnel increases and increased depreciation due to the purchase of new demonstration equipment. The total cost of new computer hardware and furniture purchased in the third quarter of 2000 is $19,518. The total cost of new demonstration equipment purchased in the third quarter of 2000 is $7,592. Depreciation in the 3 months ending September 30, 1999 was $9,452. Fixed assets at September 30, 1999 consisted of internally used computer hardware as well as some camera equipment used for demonstration purposes at tradeshows.

- General and administrative costs in the amount of $292,303, compared to $281,802 for the three months ended September 30, 1999. General and administrative costs in 2000 include administrative salaries, audit and legal charges, investor relations' charges, rent, insurance costs and office expenses. The general and administrative costs in 1999 were made up primarily of start-up expenses. The total general and administrative expenses for the nine months ended September 30, 2000 are $661,815. The increase in the third quarter of 2000 was due to increased personnel and hiring costs relating to new personnel, as well as increased legal fees. The employment agreements for the new executive personnel have been attached as Exhibit 10.1,
10.2 and 10.3.

- Research and development costs in the amount of $188,272 for software development, compared to $27,903 for the three months ended September 30, 1999. The increase is due to the hiring of a new IT officer and new staff members as well as increased charges from outside developers. We expect our research and development costs to increase in the next months as we complete the development of the Xray and LabRX modules, as well as the medical version of the software. The total research and development costs for the nine months ended September 30, 2000 are $398,844.




- Selling and marketing costs of $182,514. The total selling and marketing costs for the nine months ended September 30 are $465,692. Selling and marketing costs include selling and marketing personnel salaries, trade show costs, advertising, mailings, and web site maintenance. These costs have increased in order to effect higher sales volumes. There were no selling and marketing costs in 1999 as the company was still in a start-up position.

The resulting net income for the three months ended September 30, 2000 was $99,716, which equates to a fully diluted income per share, after accounting for the April 5, 2000 stock split, of $.003 per share, decreasing the accumulated deficit to $1,130,440. The net loss for the three months ended September 30, 1999 was $251,972, which equated to a fully diluted loss per share of $.01 per share. The amount of weighted average common shares outstanding for the period ended September 30, 1999 did not include any options, as these options did not have a dilutive effect at the time.

We have implemented a stock option plan. The plan is an essential tool to attract and retain the qualified personnel needed to implement our business strategy. At September 30, 2000, we have granted 13,773,000 options (after accounting for the April 5, 2000 stock split). While no options have been exercised as yet, we recorded a non-cash charge to the income statement for the three months ended September 30, 2000 of $102,842. The stock option plan is attached as Exhibit 10.4.

The operations for the three months ended September 30, 2000 were funded primarily from the cash generated from operating activities, as well as a short-term loan in the amount of $250,000 from a shareholder, Torchmark Holdings Ltd. A copy of the promissory note payable to Torchmark Holdings has been attached as Exhibit 10.6.

PLAN OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDING SEPTEMBER 30, 2001

Dicom's vision is to become a dynamic player in selected fields of dental and medical imaging and related technologies within the global e-health care market. It is the Company's current strategy to offer comprehensive imaging and image management software, hardware, Internet and support solutions to the health professions. The Company's software products utilize the Microsoft Windows family of operating systems on the desktop and over the Internet. In the next 12 months of operations, the Company's general business approach is to capture market share of imaging software in dentistry by producing and distributing, free of charge, a quality imaging software application known as ImagExplorer(TM) to each and every dentist, dental specialist, dental laboratory, dental insurance company, and educational facility throughout North America.

Presently, Dicom Imaging Systems Inc. (DIS) derives income primarily from direct and indirect sales of software modules and associated hardware via a dealer network, and international distribution licenses. Dicom, however, plans to introduce new software products over the next 12 months, as part of a general end-to-end solution strategy within an imaging e-health care portal and to form appropriate strategic alliances with significant players.

DIS currently provides DICOM compliant software and related technology to capture, manipulate, analyze and store digital dental images. DICOM represents the emerging technical standard for the exchange of images in dentistry and medicine.

DIS's core competencies relate to the creation of industry-leading dental imaging software, and the marketing of this software in conjunction with related technologies such as camera hardware and associated software.

Currently, the software is distributed on CD or downloaded from the Web for individual PC or Local Area Network client/server installation. It is the Company's intention to develop the provision of its software within an integrated end-to-end service environment, which incorporates hardware technology, practice management software, electronic claims processing and software support. Alongside the traditional software distribution model, we envision this service also being available over the Internet, which will bring an advantage to the user in the area of the elimination of hardware and computing skill requirements from the practice, as these will be handled remotely by the service provider.


Product Development

Management believes that the formation of relevant strategic alliances with significant players offers the fastest and most cost-effective manner to become major player in a dynamically changing market. Our recent strategic alliance with Eastman Kodak demonstrates the advantages of this. Our view is this is a preferred development route because it is faster and requires substantially less investment than developing our acquiring our own alternative.

In addition to developing our existing and new software modules, we seek to extend our offer to provide a world-class end-to-end solution for dentists, encompassing all related technologies. This means adding practice management and electronic insurance claim strategic relationships, and the requisite software integration, together with a full portfolio of high performance yet cost-efficient imaging hardware. This solution will be made available both on an installed client/server basis, as appropriate, and for delivery over the Internet in an Application Service Provider mode.


Dicom has revised its product development and release schedules in order to meet the evolving demands of a dynamic marketplace. The result is that the release of some new modules is being delayed to accommodate the requirement for additional new modules. The expected outcome of the revised product development schedule is a greater number of new products which better meet the overall needs of the market.

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

Ultimately, as dental businesses realize and start to leverage the commercial advantages the Internet provides, management intends for the Company's web presence to evolve into active partnerships with major Internet dentistry portals, linking together all the elements of the supply chain in an industry trading hub - dentists, insurers, pharmacies, wholesalers and supply product manufacturers. Each will be able to interact with all the other components in the supply chain in a more efficient manner with all the speed, flexibility and superior economics that an e-commerce business model provides. DIS anticipates participating in the trading hub dynamic on a transaction based revenue model.

International Distribution

In addition to the above, Dicom anticipates formalizing distribution of its products in Japan and China, as well as elsewhere in Asia, within the next nine months. Dicom also plans to have formalized distribution agreements in Europe and Latin America over the next nine months.

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

To compete and thrive, it is imperative for any software manufacturer to recognize this reality and to leverage the power of the Internet to its benefit by modifying its product offering to enable new centrally hosted versions. In this context, Dicom is no exception. In order to be increasingly successful, the Company will start diverting resources in 2001 towards the re-engineering and adaptation of its product line to a hosted model in the context of an appropriate strategic relationship.

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

Purchases of Plant and Equipment

Dicom anticipates purchasing between $250,000 and $500,000 in computer equipment and related hardware in the next 12 months. In addition, the Company may need to expand its currently available office space to accommodate increased growth. Additional space is available to expand the Company's existing facilities in White Rock, British Columbia and Bellingham, Washington, though such space may not be sufficient to accommodate Dicom's need for expansion.

Increases in the Number of Employees

Dicom anticipates hiring up to an additional 15 employees over the next 12 months in the fields of software and web development, sales, marketing, business development and administration.




Financing Requirements for the Next 12 Months

Dicom will need to complete one or more financings involving sale of its equity or debt instruments during the next twelve months in order to sustain present operations and to provide for future growth. The Company contemplates raising between $4,000,000 and $10,000,000 from financings over the next twelve months. Management of the Company has not determined the terms and conditions of such a financing or whether such a financing would be for equity or debt or some combination thereof. There can be no assurance that such financing would be available under terms acceptable to the Company. Failure to secure such financing would have a material adverse impact on the Company's ability to conduct its business as presently operated or to develop any expansion plans.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any material legal proceedings or litigation, and the officers and directors are aware of no other pending litigation which would have a material, adverse effect on the Company.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In March of 2000, Dicom had entered into a Software Agreement with CLG Investments Limited
("Software Agreement") whereby CLG would pay a License Fee of $2,250,000 for a license to certain Dicom software. CLG is granted the exclusive right to distribute copies of Dicom's as ImagExplorer(TM), ImagEditor (TM), Whitener and Simulator ("Licensed Products") dental imaging software ("License") within the territories of Mexico, Brazil, Spain and Portugal ("Territory"). $750,000 USD of the License Fee was paid by CLG upon the signing of the software Agreement. The remaining $1,500,000 USD of the License Fee was due in two equal installments due by August 1, 2000 and December 20, 2000 respectively. This agreement was terminated on September 26, 2000, resulting in the recognition of $677,083 of revenue. The software agreement did not provide for a right to refund. Dicom agreed to CLG's request to discontinue its obligations under the license agreement due to the fact that the $750,000 payment which had been made to Dicom was non-refundable and other distribution opportunities are present. The revenue has been recorded as other income in the consolidated statement of operations for the 3 months ended September 30, 2000. The parties' settlement agreement has been attached as exhibit 10.5


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 10.1 Executive Compensation Agreement - Don Williams

Exhibit 10.2 Executive Compensation Agreement - Richard Bergin

Exhibit 10.3 Executive Compensation Agreement - Reza Bazargan

Exhibit 10.4 Stock Option Agreement

Exhibit 10.5 Settlement Agreement - CLG

Exhibit 10.6 Promissory Note - Torchmark Holdings Ltd.

Exhibit 27.1 Financial Data Schedule

(b) Reports on 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange
Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


DICOM IMAGING SYSTEMS, INC.
---------------------------
(Registrant)

Date: November 14, 2000

By: /s/ David Gane
David Gane
President and Chief Executive Officer

Exhibit 10.1 - Executive Employment Agreement - Don Williams

Introduction
This Executive Employment Agreement ("Agreement") is made and effective this June 20, 2000 by and between Dicom Imaging Systems, Inc. ("Company") and Don Williams ("Executive"). Now, therefore, the parties hereto agree as follows:

Employment.
Company hereby agrees to employ Executive as its Chief Operating Officer and Executive hereby accepts such employment in accordance with the terms of this Agreement. The Executive will devote his best efforts, skills, judgment and abilities to the performance of his employment duties and responsibilities and will work on a full time basis for the Company. Nothing within this agreement is to be interpreted to create or imply any obligation of the Company to continue to employ the Executive for any period of time or to create or grant any rights to Executive not specifically denominated in this Agreement. The Executive may be terminated at will by the Company, at any time and for any reason, subject only to the compensation specified for such a termination specifically in this Agreement.

Election or appointment of Executive to another office or position, if such office or position is substantially inferior to Executive's initial office or position as deemed customary by the industry in the field of employment, shall be considered a breach of this agreement.

The Company undertakes to provide all necessary support in a timely manner to facilitate the ability of the Executive to work as necessary in the United States, including the Executive's acquisition of U.S. permanent residency status. However, if the Company, despite its best efforts is unable to facilitate such residency and work permit status for the Executive in the United States, the Company may elect to revoke this clause of the agreement.

Duties of the Executive
The duties of the Chief Operating Officer (COO) include assisting the CEO in directing the overall operation of the business in accordance with the policies and objectives established by the Board and CEO. The COO assists the CEO in establishing the long-range objectives, plans, and policies for the Company. The COO also coordinates the efforts of different departments consistent with Company priorities, directs essential Company priorities that demand immediate remedies, and provides an operational perspective to executives in other areas of the Company. Executive shall perform all duties in a professional, ethical and businesslike manner.

The Executive shall be required to participate in any Executive Management Committee of the Company and be given the required authority to perform Executive's duties with regard to implementation of the corporate business plan. Compensation Executive will be paid compensation during this Agreement as follows:
>> A base salary of USD $10,500 per month in the first year, payable in installments according to the Company's regular payroll schedule.
>> A base salary of USD $13,500 per month in the second and third years, payable in installments according to the Company's regular payroll schedule.
>> A signing bonus of USD $5,000 payable upon signing of the employment contract.
>> A performance bonus of USD $20,000 following the successful completion of a 90 day probation period within which the preparation of a revised corporate business plan will be finalized. Given the successful completion of the probationary period and revised corporate business plan, the Executive's position title will be changed to President and Chief Operating Officer.
>> A performance bonus equal to 15% of the Executive's total salary remuneration if company's revenue should exceed the targeted performance (as specified in the most current business plan) by 25% -
49%, payable within 30 days of the anniversary of Executive's employment.
>> A performance bonus equal to 25% of the Executive's total salary remuneration if company's revenue should exceed the targeted performance (as specified in the most current business plan) by 50% or more, payable within 30 days of the anniversary of Executive's employment.
>> An initial base option plan granting 450,000 options to purchase the Company's stock at the low bid price on the date of the signing of this agreement, vested according to the following schedule:

After 8 months of employment 25% of the total

After 12 months of employment 50% of the total

After 18 months of employment 75% of the total

After 24 months of employment 100% of the total

>> An additional base option plan at the beginning of the second year of employment granting 150,000 options to purchase the Company's stock at the low bid price on the date of the signing of this agreement, vested according to the schedule above in the ensuing 24 month period (i.e., in the second and third year of employment).
>> An incentive option plan granting additional options according to the following schedule:

Either stock price increases to $7.50 or Base option plan increased by 25% Company's revenue exceeds target by 75% to 99%.

Either stock price increases to $10.00 or Base option plan increased by 50% Company's revenue exceeds target by 100% to 124%.

Either stock price increases to $15.00 or Base option plan increased by 100% Company's revenue exceeds target by 125% to 174%.

Either stock price increases to $20.00 or Base option plan increased by 200% Company's revenue exceeds target by 175% or more.


>> For the purposes of determination of the Company's stock price with respect to the incentive option plan, this shall be regarded as the average of the best 10 days' closing price in any one calendar month period. The Company's revenue performance shall be measured against the forecast performance in the revised business plan, which is to be prepared during the 90-day employment probation period.

>> In the event of an acquisition of the Company or a merger or a change in the control of the Company or if the Company disposes of all its assets, all share option plans outlined above shall be moved forward six calendar months for vesting purposes.

>> In the event of the death of the Executive while this agreement is in force, all current stock options shall be prorated from the date of this agreement, and shall pass to the estate of the Executive.

>> The Executive shall be entitled to trade any amount or all vested shares without restraint.

Benefits

Vacations & Holidays
Executive will be entitled to four weeks paid holidays each calendar year, without any qualifying period, and all statutory public holidays. Company will notify Executive on or about the beginning of each calendar year with respect to the public holiday schedule for the coming year. Personal holidays, if any, will be scheduled in advance subject to the requirements of Company.

Medical and Group Life Insurance
Company agrees to include Executive in a group medical and hospital plan of the Company and provide group life insurance for Executive at no charge to Executive in an amount equal to twice the Executive's total annual base salary, without limit, during this Agreement. The company shall also provide short-term and long-term disability insurance as appropriate to the Executive's position. Executive shall be responsible for payment of any federal or provincial income tax imposed upon these benefits.

Expense Reimbursement
Executive shall be entitled to reimbursement for all reasonable expenses, including mileage in own car, travel and entertainment, incurred by Executive in the performance of Executive's duties and pursuant to the travel policy in effect and at that time. Executive will maintain records and written receipts as required by the Company policy and as reasonably requested by the Board of Directors to substantiate such expenses. All expenses are to be reimbursed within fifteen business days of submission.

Training
The Executive shall be entitled to a minimum of 40 hours training per year, at a location appropriate to the training in question.

Term and Termination

     The Agreement shall commence on June 20, 2000 and it shall continue in effect for a period of one year. Thereafter, the Agreement shall be renewed upon the mutual written agreement of Company and Executive and the terms of this Agreement shall remain in force, unless mutually agreed otherwise in writing. This Agreement and Executive's employment may be terminated at Company's discretion, provided that Company shall pay to Executive an amount equal to payment at Executive's base salary rate for a period of six months or the remainder of the 1st employment year, whichever is smaller. After the 1st Employment year, Executive shall be entitled to three months of payments at the Executive's base salary rate. In the event of any such non-renewal or termination pursuant to this section, Executive shall be entitled a minimum of three month's salary paid in full in advance.

 Executive may terminate this Agreement, at Executive's discretion by providing at least fourteen (14) days prior written notice to Company. In the event of termination by Executive, Company may immediately relieve Executive of all duties and immediately terminate this Agreement.

>> In the event that Executive is in breach of any material obligation owed to the Company in this Agreement, habitually or grossly neglects the duties to be performed under this Agreement, engages in any conduct which is dishonest, damages the reputation or standing of the Company, or is convicted of any criminal act or engages in any act of moral turpitude, then Company may terminate this Agreement immediately. In event of termination of the agreement pursuant to this section, Executive shall be paid only at the then applicable total salary rate up to and including the date of termination. Executive shall be paid any incentive salary payments or other compensation, which are due at the time of termination and which have been fully earned as of that date. In the case of a termination for cause, as defined above, Executive shall not receive any pro rata amounts of bonus or incentive compensation not already fully earned.

Notices
Any notice required by this Agreement or given in connection with it, shall be in writing and shall be given to the appropriate party by personal delivery or by certified mail, postage prepaid, or recognized overnight delivery service.

If to Company:
Dicom Imaging Systems, Inc.
Suite 201-15047 Marine Drive
White Rock, B.C. V4B 1C5

If to Executive:
Don Williams
3057 McBride Avenue
Surrey, B.C. V4A 3G9


Confidentiality Covenant
For the purposes of this Agreement, "Confidential Information" means all information, data, trade secrets, technology, knowledge and know how, in whatever form and however communicated, relating directly or indirectly to the Company and its affiliates, that is delivered or disclosed by the Company to the Executive or which the Executive learns or obtains through his employment by the Company.

All Confidential Information shall be treated as secret and confidential by the Executive and shall not be disclosed by the Executive to any person without the consent of the Company except to the extent that the Executive is required by court to disclose the Confidential Information.

The Executive acknowledges and agrees that as a result of the sensitive nature of the Confidential Information, the Executive holds the same in trust for the Company and the Executive stands in a fiduciary relationship with the company.

In addition, Executive acknowledges that any work product, information, invention, improvement, innovation or any other intellectual property developed during the term of this Agreement by the Executive in the field in which the Company competes or may compete, as defined in the prevailing business plan, shall be the sole and exclusive property of the Company and Executive hereby acknowledges and conveys any interest in the same. Should the Executive conceive of an innovation during the term of this agreement which is not in the field in which the Company competes, the Company shall have the right of first refusal on any such new innovation for a period of 45 calendar days during which it must outline in writing to the Executive its intent, if any, with respect to the innovation. Any disputes related to this section of the Agreement shall be dealt with in accordance with the Arbitration section of this Agreement.

In addition, Executive agrees to sign and abide by the Company's standard non-compete, work-for-hire and non-disclosure agreements and agrees that any breach of these covenants constitutes grounds for a termination by cause.

Final Agreement
This Agreement terminates and supersedes all prior understandings or agreements on the subject matter hereof. This Agreement may be modified only in writing that is duly executed by both parties.

Governing Law
This Agreement shall be construed and enforced in accordance with the laws of the State of Nevada.

Headings
Headings used in this Agreement are provided for convenience only and shall not be used to construe meaning or intent.

Severability
If any term of this Agreement is held by a court of competent jurisdiction to be invalid or unenforceable, then this Agreement, including all of the remaining terms, will remain in full force and effect as if such invalid or unenforceable term had never been included.

Arbitration
The parties agree that they will use their best efforts to amicably resolve any dispute arising out of or relating to this Agreement. Any controversy, claim or dispute that cannot be so resolved shall be settled by final binding arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator or arbitrators may be entered in any court having jurisdiction thereof. Any such arbitration shall be conducted in the State of Washington, or such other place as may be mutually agreed upon by the parties. Within fifteen (15) days after the commencement of the arbitration, each party shall select one person to act as arbitrator, and the two arbitrators so selected shall select a third arbitrator within ten (10) days of their appointment.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.




DICOM Imaging Systems Inc. Employee
Per:


------------------------- ----------------------------
Authorized Signatory Don Williams

Exhibit 10.2 - Executive Employment Agreement - Richard Bergin

Introduction
This Executive Employment Agreement ("Agreement") is made and effective this June 20, 2000 by and between Dicom Imaging Systems, Inc.("Company") and
Richard Bergin ("Executive"). Now, therefore, the parties hereto agree as follows:
Employment.
Company hereby agrees to employ Executive as its Vice President of Marketing and Sales and Executive hereby accepts such employment in accordance with the terms of this Agreement. The Executive will devote his best efforts, skills, judgment and abilities to the performance of his employment duties and responsibilities and will work on a full time basis for the Company. Nothing within this agreement is to be interpreted to create or imply any obligation of the Company to continue to employ the Executive for any period of time or to create or grant any rights to Executive not specifically denominated in this Agreement. The Executive may be terminated at will by the Company, at any time and for any reason, subject only to the compensation specified for such a termination specifically in this Agreement.

Election or appointment of Executive to another office or position, if such office or position is substantially inferior to Executive's initial office or position as deemed customary by the industry in the field of employment, shall be considered a breach of this agreement.

The Company undertakes to provide all necessary support in a timely manner to facilitate the ability of the Executive to work as necessary in the United States, including the Executive's acquisition of U.S. permanent residency status. However, if the Company, despite its best efforts is unable to facilitate such residency and work permit status for the Executive in the United States, the Company may elect to revoke this clause of the agreement.

Duties of the Executive
The duties of the Vice President of Marketing and Sales include overseeing the marketing and sales functions of the Company. Reporting to the COO, the Executive shall determine target sales volume and develop budgets, marketing programs, and sales strategies. The VP of Marketing and Sales directs the activities of the marketing department. The Executive shall perform all duties in a professional, ethical and businesslike manner.

The Executive shall be required to participate in any Executive Management Committee of the Company and be given the required authority to perform Executive's duties with regard to implementation of the corporate business plan.

Compensation
Executive will be paid compensation during this Agreement as follows:
>> A base salary of USD $8,800 per month in the first year, payable in installments according to the Company's regular payroll schedule.
>> A base salary of USD $10,800 per month in the second and third years, payable in installments according to the Company's regular payroll schedule. >> A signing bonus of USD $5,000 payable upon signing of the employment contract.
>> A performance bonus of USD $20,000 following the successful completion of a 90 day probation period within which the preparation of a revised corporate business plan will be finalized.
>> A performance bonus equal to 15% of the Executive's total salary remuneration if company's revenue should exceed the targeted performance (as specified in the most current business plan) by 25% -
49%, payable within 30 days of the anniversary of Executive's employment.
>> A performance bonus equal to 25% of the Executive's total salary remuneration if company's revenue should exceed the targeted performance (as specified in the most current business plan) by 50% or more, payable within 30 days of the anniversary of Executive's employment.
>> An initial base option plan granting 350,000 options to purchase the Company's stock at the low bid price on the date of the signing of this agreement, vested according to the following schedule:

After 8 months of employment 25% of the total

After 12 months of employment 50% of the total

After 18 months of employment 75% of the total

After 24 months of employment 100% of the total

>> An additional base option plan at the beginning of the second year of employment granting 125,000 options to purchase the Company's stock at the low bid price on the date of the signing of this agreement, vested according to the schedule above in the ensuing 24 month period (i.e., in the second and third year of employment).
>> An incentive option plan granting additional options according to the following schedule:

Either stock price increases to $7.50 or Base option plan increased by 25% Company's revenue exceeds target by 75% to 99%.

Either stock price increases to $10.00 or Base option plan increased by 50% Company's revenue exceeds target by 100% to 124%.

Either stock price increases to $15.00 or Base option plan increased by 100% Company's revenue exceeds target by 125% to 174%.

Either stock price increases to $20.00 or Base option plan increased by 200% Company's revenue exceeds target by 175% or more.

>> For the purposes of determination of the Company's stock price with respect to the incentive option plan, this shall be regarded as the average of the best 10 days' closing price in any one calendar month period. The Company's revenue performance shall be measured against the forecast performance in the revised business plan, which is to be prepared during the 90-day employment probation period.

>> In the event of an acquisition of the Company or a merger or a change in the control of the Company or if the Company disposes of all its assets, all share option plans outlined above shall be moved forward six calendar months for vesting purposes.

>> In the event of the death of the Executive while this agreement is in force, all current stock options shall be prorated from the date of this agreement, and shall pass to the estate of the Executive.

>> The Executive shall be entitled to trade any amount or all vested shares without restraint.

Benefits

Vacations & Holidays
Executive will be entitled to four weeks paid holidays each calendar year, without any qualifying period, and all statutory public holidays. Company will notify Executive on or about the beginning of each calendar year with respect to the public holiday schedule for the coming year. Personal holidays, if any, will be scheduled in advance subject to the requirements of Company.

Medical and Group Life Insurance
Company agrees to include Executive in a group medical and hospital plan of the Company and provide group life insurance for Executive at no charge to Executive in an amount equal to twice the Executive's total annual base salary, without limit, during this Agreement. The company shall also provide short-term and long-term disability insurance as appropriate to the Executive's position. Executive shall be responsible for payment of any federal or provincial income tax imposed upon these benefits.

Expense Reimbursement
Executive shall be entitled to reimbursement for all reasonable expenses, including mileage in own car, travel and entertainment, incurred by Executive in the performance of Executive's duties and pursuant to the travel policy in effect and at that time. Executive will maintain records and written receipts as required by the Company policy and as reasonably requested by the Board of Directors to substantiate such expenses. All expenses are to be reimbursed within fifteen business days of submission.

Training
The Executive shall be entitled to a minimum of 40 hours training per year, at a location appropriate to the training in question.

Term and Termination
>> The Agreement shall commence on June 20, 2000 and it shall continue in effect for a period of one year. Thereafter, the Agreement shall be renewed upon the mutual written agreement of Company and Executive and the terms of this Agreement shall remain in force, unless mutually agreed otherwise in writing. This Agreement and Executive's employment may be terminated at Company's discretion, provided that Company shall pay to Executive an amount equal to payment at Executive's base salary rate for a period of six months or the remainder of the 1st employment year, whichever is smaller. After the 1st Employment year, Executive shall be entitled to three months of payments at the Executive's base salary rate. In the event of any such non-renewal or termination pursuant to this section, Executive shall be entitled a minimum of three month's salary paid in full in advance.

>> Executive may terminate this Agreement, at Executive's discretion by providing at least fourteen (14) days prior written notice to Company. In the event of termination by Executive, Company may immediately relieve Executive of all duties and immediately terminate this Agreement.

>> In the event that Executive is in breach of any material obligation owed to the Company in this Agreement, habitually or grossly neglects the duties to be performed under this Agreement, engages in any conduct which is dishonest, damages the reputation or standing of the Company, or is convicted of any criminal act or engages in any act of moral turpitude, then Company may terminate this Agreement immediately. In event of termination of the agreement pursuant to this section, Executive shall be paid only at the then applicable total salary rate up to and including the date of termination. Executive shall be paid any incentive salary payments or other compensation, which are due at the time of termination and which have been fully earned as of that date. In the case of a termination for cause, as defined above, Executive shall not receive any pro rata amounts of bonus or incentive compensation not already fully earned.

Notices
Any notice required by this Agreement or given in connection with it, shall be in writing and shall be given to the appropriate party by personal delivery or by certified mail, postage prepaid, or recognized overnight delivery service.


If to Company:
Dicom Imaging Systems, Inc.
Suite 201-15047 Marine Drive
White Rock, B.C. V4B 1C5

If to Executive:
Richard Bergin
7272 Adera Street
Vancouver, B.C. V6P 5C4


Confidentiality Covenant
For the purposes of this Agreement, "Confidential Information" means all information, data, trade secrets, technology, knowledge and know how, in whatever form and however communicated, relating directly or indirectly to the Company and its affiliates, that is delivered or disclosed by the Company to the Executive or which the Executive learns or obtains through his employment by the Company.

All Confidential Information shall be treated as secret and confidential by the Executive and shall not be disclosed by the Executive to any person without the consent of the Company except to the extent that the Executive is required by court to disclose the Confidential Information.

The Executive acknowledges and agrees that as a result of the sensitive nature of the Confidential Information, the Executive holds the same in trust for the Company and the Executive stands in a fiduciary relationship with the company.

In addition, Executive acknowledges that any work product, information, invention, improvement, innovation or any other intellectual property developed during the term of this Agreement by the Executive in the field in which the Company competes or may compete, as defined in the prevailing business plan, shall be the sole and exclusive property of the Company and Executive hereby acknowledges and conveys any interest in the same. Should the Executive conceive of an innovation during the term of this agreement which is not in the field in which the Company competes, the Company shall have the right of first refusal on any such new innovation for a period of 45 calendar days during which it must outline in writing to the Executive its intent, if any, with respect to the innovation. Any disputes related to this section of the Agreement shall be dealt with in accordance with the Arbitration section of this Agreement.

In addition, Executive agrees to sign and abide by the Company's standard non-compete, work-for-hire and non-disclosure agreements and agrees that any breach of these covenants constitutes grounds for a termination by cause.

Final Agreement
This Agreement terminates and supersedes all prior understandings or agreements on the subject matter hereof. This Agreement may be modified only in writing that is duly executed by both parties.

Governing Law
This Agreement shall be construed and enforced in accordance with the laws of the State of Nevada.

Headings
Headings used in this Agreement are provided for convenience only and shall not be used to construe meaning or intent.

Severability
If any term of this Agreement is held by a court of competent jurisdiction to be invalid or unenforceable, then this Agreement, including all of the remaining terms, will remain in full force and effect as if such invalid or unenforceable term had never been included.

Arbitration
The parties agree that they will use their best efforts to amicably resolve any dispute arising out of or relating to this Agreement. Any controversy, claim or dispute that cannot be so resolved shall be settled by final binding arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator or arbitrators may be entered in any court having jurisdiction thereof. Any such arbitration shall be conducted in the State of Washington, or such other place as may be mutually agreed upon by the parties. Within fifteen (15) days after the commencement of the arbitration, each party shall select one person to act as arbitrator, and the two arbitrators so selected shall select a third arbitrator within ten (10) days of their appointment.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.




DICOM Imaging Systems Inc. Employee
Per:


------------------------- ----------------------------
Authorized Signatory Richard Bergin

Exhibit 10.3 - Executive Employment Agreement - Reza Bazargan

Introduction
This Executive Employment Agreement ("Agreement") is made and effective this June 20, 2000 by and between Dicom Imaging Systems, Inc. ("Company") and Reza Bazargan ("Executive"). Now, therefore, the parties hereto agree as follows:

Employment.
Company hereby agrees to employ Executive as its Chief Technology Officer and Executive hereby accepts such employment in accordance with the terms of this Agreement. The Executive will devote his best efforts, skills, judgment and abilities to the performance of his employment duties and responsibilities and will work on a full time basis for the Company. Nothing within this agreement is to be interpreted to create or imply any obligation of the Company to continue to employ the Executive for any period of time or to create or grant any rights to Executive not specifically denominated in this Agreement. The Executive may be terminated at will by the Company, at any time and for any reason, subject only to the compensation specified for such a termination specifically in this Agreement.

Election or appointment of Executive to another office or position, if such office or position is substantially inferior to Executive's initial office or position as deemed customary by the industry in the field of employment, shall be considered a breach of this agreement.

The Company undertakes to provide all necessary support in a timely manner to facilitate the ability of the Executive to work as necessary in the United States, including the Executive's acquisition of U.S. permanent residency status. However, if the Company, despite its best efforts is unable to facilitate such residency and work permit status for the Executive in the United States, the Company may elect to revoke this clause of the agreement.

Duties of the Executive
The duties of the Chief Technology Officer (CTO) include overseeing the long-range research and development as well as technical operations of the Company. Reporting to the COO, the Executive shall direct the Company's research, product development, quality assurance and control, purchase of hardware and software, and technological communication throughout the Company. The Executive shall perform all duties in a professional, ethical and businesslike manner.

The Executive shall be required to participate in any Executive Management Committee of the Company and be given the required authority to perform Executive's duties with regard to implementation of the corporate business plan.

Compensation
Executive will be paid compensation during this Agreement as follows:
>> A base salary of USD $8,800 per month in the first year, payable in installments according to the Company's regular payroll schedule.
>> A base salary of USD $10,800 per month in the second and third years, payable in installments according to the Company's regular payroll schedule. >> A signing bonus of USD $5,000 payable upon signing of the employment contract.
>> A performance bonus of USD $20,000 following the successful completion of a 90 day probation period within which the preparation of a revised corporate business plan will be finalized.
>> A performance bonus equal to 15% of the Executive's total salary remuneration if company's revenue should exceed the targeted performance (as specified in the most current business plan) by 25% - 49%, payable within 30 days of the anniversary of Executive's employment.
>> A performance bonus equal to 25% of the Executive's total salary remuneration if company's revenue should exceed the targeted performance (as specified in the most current business plan) by 50% or more, payable within 30 days of the anniversary of Executive's employment.
>> An initial base option plan granting 350,000 options to purchase the Company's stock at the low bid price on the date of the signing of this agreement, vested according to the following schedule:

After 8 months of employment 25% of the total

After 12 months of employment 50% of the total

After 18 months of employment 75% of the total

After 24 months of employment 100% of the total

>> An additional base option plan at the beginning of the second year of employment granting 125,000 options to purchase the Company's stock at the low bid price on the date of the signing of this agreement, vested according to the schedule above in the ensuing 24 month period (i.e., in the third and fourth year of employment).
>> An incentive option plan granting additional options according to the following schedule:

Either stock price increases to $7.50 or Base option plan increased by 25% Company's revenue exceeds target by 75% to 99%.

Either stock price increases to $10.00 or Base option plan increased by 50% Company's revenue exceeds target by 100% to 124%.

Either stock price increases to $15.00 or Base option plan increased by 100% Company's revenue exceeds target by 125% to 174%.

Either stock price increases to $20.00 or Base option plan increased by 200% Company's revenue exceeds target by 175% or more.


>> For the purposes of determination of the Company's stock price with respect to the incentive option plan, this shall be regarded as the average of the best 10 days' closing price in any one calendar month period. The Company's revenue performance shall be measured against the forecast performance in the revised business plan, which is to be prepared during the 90-day employment probation period.

>> In the event of an acquisition of the Company or a merger or a change in the control of the Company or if the Company disposes of all its assets, all share option plans outlined above shall be moved forward six calendar months for vesting purposes.

>> In the event of the death of the Executive while this agreement is in force, all current stock options shall be prorated from the date of this agreement, and shall pass to the estate of the Executive.

>> The Executive shall be entitled to trade any amount or all vested shares without restraint.

Benefits

Vacations & Holidays
Executive will be entitled to four weeks paid holidays each calendar year, without any qualifying period, and all statutory public holidays. Company will notify Executive on or about the beginning of each calendar year with respect to the public holiday schedule for the coming year. Personal holidays, if any, will be scheduled in advance subject to the requirements of Company.

Medical and Group Life Insurance
Company agrees to include Executive in a group medical and hospital plan of the Company and provide group life insurance for Executive at no charge to Executive in an amount equal to twice the Executive's total annual base salary, without limit, during this Agreement. The company shall also provide short-term and long-term disability insurance as appropriate to the Executive's position. Executive shall be responsible for payment of any federal or provincial income tax imposed upon these benefits.

Expense Reimbursement
Executive shall be entitled to reimbursement for all reasonable expenses, including mileage in own car, travel and entertainment, incurred by Executive in the performance of Executive's duties and pursuant to the travel policy in effect and at that time. Executive will maintain records and written receipts as required by the Company policy and as reasonably requested by the Board of Directors to substantiate such expenses. All expenses are to be reimbursed within fifteen business days of submission.

Training
The Executive shall be entitled to a minimum of 40 hours training per year, at a location appropriate to the training in question.

Term and Termination
 The Agreement shall commence on June 20, 2000 and it shall continue in effect for a period of one year. Thereafter, the Agreement shall be renewed upon the mutual written agreement of Company and Executive and the terms of this Agreement shall remain in force, unless mutually agreed otherwise in writing. This Agreement and Executive's employment may be terminated at Company's discretion, provided that Company shall pay to Executive an amount equal to payment at Executive's base salary rate for a period of six months or the remainder of the 1st employment year, whichever is smaller. After the 1st Employment year, Executive shall be entitled to three months of payments at the Executive's base salary rate. In the event of any such non-renewal or termination pursuant to this section, Executive shall be entitled a minimum of three month's salary paid in full in advance.

 Executive may terminate this Agreement, at Executive's discretion by providing at least fourteen (14) days prior written notice to Company. In the event of termination by Executive, Company may immediately relieve Executive of all duties and immediately terminate this Agreement.

 In the event that Executive is in breach of any material obligation owed to the Company in this Agreement, habitually or grossly neglects the duties to be performed under this Agreement, engages in any conduct which is dishonest, damages the reputation or standing of the Company, or is convicted of any criminal act or engages in any act of moral turpitude, then Company may terminate this Agreement immediately. In event of termination of the agreement pursuant to this section, Executive shall be paid only at the then applicable total salary rate up to and including the date of termination. Executive shall be paid any incentive salary payments or other compensation, which are due at the time of termination and which have been fully earned as of that date. In the case of a termination for cause, as defined above, Executive shall not receive any pro rata amounts of bonus or incentive compensation not already fully earned.

Notices
Any notice required by this Agreement or given in connection with it, shall be in writing and shall be given to the appropriate party by personal delivery or by certified mail, postage prepaid, or recognized overnight delivery service.


If to Company:
Dicom Imaging Systems, Inc.
Suite 201-15047 Marine Drive
White Rock, B.C. V4B 1C5

If to Executive:
Reza Bazargan
15510 Oxenham Avenue
White Rock, B.C. V4B 2J3

Confidentiality Covenant
For the purposes of this Agreement, "Confidential Information" means all information, data, trade secrets, technology, knowledge and know how, in whatever form and however communicated, relating directly or indirectly to the Company and its affiliates, that is delivered or disclosed by the Company to the Executive or which the Executive learns or obtains through his employment by the Company.

All Confidential Information shall be treated as secret and confidential by the Executive and shall not be disclosed by the Executive to any person without the consent of the Company except to the extent that the Executive is required by court to disclose the Confidential Information.

The Executive acknowledges and agrees that as a result of the sensitive nature of the Confidential Information, the Executive holds the same in trust for the Company and the Executive stands in a fiduciary relationship with the company.

In addition, Executive acknowledges that any work product, information, invention, improvement, innovation or any other intellectual property developed during the term of this Agreement by the Executive in the field in which the Company competes or may compete, as defined in the prevailing business plan, shall be the sole and exclusive property of the Company and Executive hereby acknowledges and conveys any interest in the same. Should the Executive conceive of an innovation during the term of this agreement which is not in the field in which the Company competes, the Company shall have the right of first refusal on any such new innovation for a period of 45 calendar days during which it must outline in writing to the Executive its intent, if any, with respect to the innovation. Any disputes related to this section of the Agreement shall be dealt with in accordance with the Arbitration section of this Agreement.

In addition, Executive agrees to sign and abide by the Company's standard non-compete, work-for-hire and non-disclosure agreements and agrees that any breach of these covenants constitutes grounds for a termination by cause.

Final Agreement
This Agreement terminates and supersedes all prior understandings or agreements on the subject matter hereof. This Agreement may be modified only in writing that is duly executed by both parties.

Governing Law
This Agreement shall be construed and enforced in accordance with the laws of the State of Nevada.

Headings
Headings used in this Agreement are provided for convenience only and shall not be used to construe meaning or intent.

Severability
If any term of this Agreement is held by a court of competent jurisdiction to be invalid or unenforceable, then this Agreement, including all of the remaining terms, will remain in full force and effect as if such invalid or unenforceable term had never been included.

Arbitration
The parties agree that they will use their best efforts to amicably resolve any dispute arising out of or relating to this Agreement. Any controversy, claim or dispute that cannot be so resolved shall be settled by final binding arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator or arbitrators may be entered in any court having jurisdiction thereof. Any such arbitration shall be conducted in the State of Washington, or such other place as may be mutually agreed upon by the parties. Within fifteen (15) days after the commencement of the arbitration, each party shall select one person to act as arbitrator, and the two arbitrators so selected shall select a third arbitrator within ten (10) days of their appointment.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.





DICOM Imaging Systems Inc. Employee
Per:


------------------------- ----------------------------
Authorized Signatory Reza Bazargan

Exhibit 10.4 Stock Option Agreement


DICOM IMAGING SYSTEMS, INC.

1999 INCENTIVE STOCK PLAN


1. Purposes of the Plan. The purposes of this Stock Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company's business. Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights may also be granted under the Plan.

2. Definitions. As used herein, the following definitions shall apply:


(a) "Administrator" means the Board or any of its Committees as shall be administering the Plan in accordance with Section 4 hereof.

(b) "Applicable Laws" means the requirements relating to the administration of stock option plans under U.S. state corporate laws, U.S. federal and state securities laws, the Code, any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any other country or jurisdiction where Options or Stock Purchase Rights are granted under the Plan.

(c) "Board" means the Board of Directors of the Company.


(d) "Code" means the Internal Revenue Code of 1986, as amended.


(e) "Committee" means a committee of Directors appointed by the Board in accordance with Section 4 hereof.


(f) "Common Stock" means the Common Stock of the Company.

(g) "Company" means Dicom Imaging Systems, Inc., a Nevada corporation.

(h) "Consultant" means any person who is engaged by the Company or any Parent or Subsidiary to render consulting or advisory services to such entity.

(i) "Director" means a member of the Board of Directors of the Company.


(j) "Disability" means total and permanent disability as defined in
Section 22(e)(3) of the Code.


(k) "Employee" means any person, including Officers and Directors, employed by the Company or any Parent or Subsidiary of the Company. A Service Provider shall not cease to be an Employee in the case of (i) any leave of absence approved by the Company or (ii) transfers between locations of the Company or between the Company, its Parent, any Subsidiary, or any successor. For purposes of Incentive Stock Options, no such leave may exceed ninety (90) days, unless reemployment upon expiration of such leave is guaranteed by statute or contract. If reemployment upon expiration of a leave of absence approved by the Company is not so guaranteed, on the 181st day of such leave any Incentive Stock Option held by the Optionee shall cease to be treated as an Incentive Stock Option and shall be treated for tax purposes as a Nonstatutory Stock Option. Neither service as a Director nor payment of a director's fee by the Company shall be sufficient to constitute "employment" by the Company.

(l) "Exchange Act" means the Securities Exchange Act of 1934, as amended.


(m) "Fair Market Value" means, as of any date, the value of Common Stock determined as follows:


(i) If the Common Stock is listed on any established stock exchange or a national market system, including without limitation, The Nasdaq OTC Bulletin Board, The Nasdaq National Market or The Nasdaq SmallCap Market of The Nasdaq Stock Market, its Fair Market Value shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such exchange or system for the last market trading day prior to the time of determination, as reported in The Wall Street Journal or such other source as the Administrator deems reliable;

(ii) If the Common Stock is regularly quoted by a recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the day of determination; or

(iii) In the absence of an established market for the Common Stock, the Fair Market Value thereof shall be determined in good faith by the Administrator.

(n) "Incentive Stock Option" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code.

(o) "Nonstatutory Stock Option" means an Option not intended to qualify as an Incentive Stock Option.


(p) "Officer" means a person who is an officer of the Company within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder.

(q) "Option" means a stock option granted pursuant to the Plan.


(r) "Option Agreement" means a written or electronic agreement between the Company and an Optionee evidencing the terms and conditions of an individual Option grant. The Option Agreement is subject to the terms and conditions of the Plan.

(s) "Option Exchange Program" means a program whereby outstanding Options are exchanged for Options with a lower exercise price.

(t) "Optioned Stock" means the Common Stock subject to an Option or a Stock Purchase Right.


(u) "Optionee" means the holder of an outstanding Option or Stock Purchase Right granted under the Plan.


(v) "Parent" means a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

(w) "Plan" means this 1998 Incentive Stock Plan.


(x) "Restricted Stock" means shares of Common Stock acquired pursuant to a grant of a Stock Purchase Right under Section 11 below.

(y) "Section 16(b)" means Section 16(b) of the Securities Exchange Act of 1934, as amended.


(z) "Service Provider" means an Employee, Director or Consultant.


(aa) "Share" means a share of the Common Stock, as adjusted in accordance with
Section 12 below.


(bb) "Stock Purchase Right" means a right to purchase Common
Stock pursuant to Section 11 below.

(cc) "Subsidiary" means a "subsidiary corporation," whether now or hereafter existing, as defined in Section 424(f) of the Code.

3. Stock Subject to the Plan. Subject to the provisions of Section 12 of the Plan, the maximum aggregate number of Shares which may be subject to option and sold under the Plan is 200,000 Shares. The Shares may be authorized but unissued, or reacquired Common Stock.


If an Option or Stock Purchase Right expires or becomes unexercisable without having been exercised in full, or is surrendered pursuant to an Option Exchange Program, the unpurchased Shares which were subject thereto shall become available for future grant or sale under the Plan (unless the Plan has terminated). However, Shares that have actually been issued under the Plan, upon exercise of either an Option or Stock Purchase Right, shall not be returned to the Plan and shall not become available for future distribution under the Plan, except that if Shares of Restricted Stock are repurchased by the Company at their original purchase price, such Shares shall become available for future grant under the Plan.

4. Administration of the Plan.


(a) Administrator. The Plan shall be administered by the Board or a Committee appointed by the Board, which Committee shall be constituted to comply with Applicable Laws.

(b) Powers of the Administrator. Subject to the provisions of the Plan and, in the case of a Committee, the specific duties delegated by the Board to such Committee, and subject to the approval of any relevant authorities, the Administrator shall have the authority in its discretion:

(i) to determine the Fair Market Value;

(ii) to select the Service Providers to whom Options and Stock Purchase Rights may from time to time be granted hereunder;

(iii) to determine the number of Shares to be covered by each such award granted hereunder;

(iv) to approve forms of agreement for use under the Plan;

(v) to determine the terms and conditions, of any Option or Stock Purchase Right granted hereunder.
Such terms and conditions include, but are not limited to, the exercise price, the time or times when Options or Stock Purchase Rights may be exercised (which may be based on performance criteria), any vesting acceleration or waiver of forfeiture restrictions, and any restriction or limitation regarding any Option or Stock Purchase Right or the Common Stock relating thereto, based in each case on such factors as the Administrator, in its sole discretion, shall determine;

(vi) to determine whether and under what circumstances an Option may be settled in cash under subsection 9(e) instead of Common Stock;

(vii) to reduce the exercise price of any Option to the then current Fair Market Value if the Fair Market
Value of the Common Stock covered by such Option has declined since the date the Option was granted;

(viii) to initiate an Option Exchange Program;

(ix) to prescribe, amend and rescind rules and regulations relating to the Plan, including rules and regulations relating to sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws;

(x) to allow Optionees to satisfy withholding tax obligations by electing to have the Company withhold from the Shares to be issued upon exercise of an Option or Stock Purchase Right that number of Shares having a Fair Market
Value equal to the amount required to be withheld. The Fair Market Value of the Shares to be withheld shall be determined on the date that the amount of tax to be withheld is to be determined. All elections by Optionees to have Shares withheld for this purpose shall be made in such form and under such conditions as the Administrator may deem necessary or advisable; and

(xi) to construe and interpret the terms of the Plan and awards granted pursuant to the Plan.

(c) Effect of Administrator's Decision. All decisions, determinations and interpretations of the Administrator shall be final and binding on all Optionees.

5. Eligibility.


(a) Nonstatutory Stock Options and Stock Purchase Rights may be granted to Service Providers. Incentive Stock Options may be granted only to Employees.

(b) Each Option shall be designated in the Option Agreement as either an Incentive Stock Option or a Nonstatutory Stock Option. However, notwithstanding such designation, to the extent that the aggregate Fair Market Value of the Shares with respect to which Incentive Stock Options are exercisable for the first time by the Optionee during any calendar year (under all plans of the Company and any Parent or Subsidiary) exceeds $100,000, such Options shall be treated as Nonstatutory Stock Options. For purposes of this
Section 5(b), Incentive Stock Options shall be taken into account in the order in which they were granted. The Fair Market Value of the Shares shall be determined as of the time the Option with respect to such Shares is granted.

(c) Neither the Plan nor any Option or Stock Purchase Right shall confer upon any Optionee any right with respect to continuing the Optionee's relationship as a Service Provider with the Company, nor shall it interfere in any way with his or her right or the Company's right to terminate such relationship at any time, with or without cause.

6. Term of Plan. The Plan shall become effective upon its adoption by the Board. It shall continue in effect for a term of ten (10) years unless sooner terminated under Section 14 of the Plan.


 7. Term of Option. The term of each Option shall be stated in the Option Agreement; provided, however, that the term shall be no more than ten
(10) years from the date of grant thereof. In the case of an Incentive Stock Option granted to an Optionee who, at the time the Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Option shall be five (5) years from the date of grant or such shorter term as may be provided in the Option Agreement.

8. Option Exercise Price and Consideration.


(a) The per share exercise price for the Shares to be issued upon exercise of an Option shall be such price as is determined by the Administrator, but shall be subject to the following:

(i) In the case of an Incentive Stock Option

(A) granted to an Employee who, at the time of grant of such Option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant.

(B) granted to any other Employee, the per Share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant.

(ii) In the case of a Nonstatutory Stock Option

(A) granted to a Service Provider who, at the time of grant of such Option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant.

(B) granted to any other Service Provider, the per Share exercise price shall be no less than 85% of the Fair Market Value per Share on the date of grant.

(iii) Notwithstanding the foregoing, Options may be granted with a per Share exercise price other than as required above pursuant to a merger or other corporate transaction or an agreement to forgive sums owed to a service provider.

(b) The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall be determined by the Administrator (and, in the case of an Incentive Stock Option, shall be determined at the time of grant). Such consideration may consist of (1) cash,
(2) check, (3) promissory note, (4) other Shares which (x) in the case of Shares acquired upon exercise of an Option, have been owned by the Optionee for more than six months on the date of surrender, and (y) have a Fair Market Value on the date of surrender equal to the aggregate exercise price of the Shares as to which such Option shall be exercised, (5) consideration received by the Company under a cashless exercise program implemented by the Company in connection with the Plan, or (6) any combination of the foregoing methods of payment. In making its determination as to the type of consideration to accept, the Administrator shall consider if acceptance of such consideration may be reasonably expected to benefit the Company.

9. Exercise of Option.

(a) Procedure for Exercise; Rights as a Shareholder. Any Option granted hereunder shall be exercisable according to the terms hereof at such times and under such conditions as determined by the Administrator and set forth in the Option Agreement. Except in the case of Options granted to Officers, Directors and Consultants, Options shall become exercisable at a rate of no less than 20% per year over five (5) years from the date the Options are granted. Unless the Administrator provides otherwise, vesting of Options granted hereunder shall be tolled during any unpaid leave of absence. An Option may not be exercised for a fraction of a Share.

An Option shall be deemed exercised when the Company receives: (i) written or electronic notice of exercise (in accordance with the Option Agreement) from the person entitled to exercise the Option, and (ii) full payment for the Shares with respect to which the Option is exercised. Full payment may consist of any consideration and method of payment authorized by the Administrator and permitted by the Option Agreement and the Plan. Shares issued upon exercise of an Option shall be issued in the name of the Optionee or, if requested by the Optionee, in the name of the Optionee and his or her spouse. Until the Shares are issued (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company), no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Shares, notwithstanding the exercise of the Option. The Company shall issue (or cause to be issued) such Shares promptly after the Option is exercised. No adjustment will be made for a dividend or other right for which the record date is prior to the date the Shares are issued, except as provided in Section 12 of the Plan.

Exercise of an Option in any manner shall result in a decrease in the number of Shares thereafter available,both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.


(b) Termination of Relationship as a Service Provider. If an
Optionee ceases to be a Service Provider, such Optionee may exercise his or her Option within such period of time as is specified in the Option Agreement (of at least thirty (30) days) to the extent that the Option is vested on the date of termination (but in no event later than the expiration of the term of the Option as set forth in the Option Agreement). In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for three (3) months following the Optionee's termination. If, on the date of termination, the Optionee is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option shall revert to the Plan. If, after termination, the Optionee does not exercise his or her Option within the time specified by the Administrator, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

(c) Disability of Optionee. If an Optionee ceases to be a Service Provider as a result of the Optionee's Disability, the Optionee may exercise his or her Option within such period of time as is specified in the Option Agreement (of at least six (6) months) to the extent the Option is vested on the date of termination (but in no event later than the expiration of the term of such Option as set forth in the Option Agreement). In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for twelve (12) months following the Optionee's termination. If, on the date of termination, the Optionee is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option shall revert to the Plan. If, after termination, the Optionee does not exercise his or her Option within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

(d) Death of Optionee. If an Optionee dies while a Service
Provider, the Option may be exercised within such period of time as is specified in the Option Agreement (of at least six (6) months) to the extent that the Option is vested on the date of death (but in no event later than the expiration of the term of such Option as set forth in the Option Agreement) by the Optionee's estate or by a person who acquires the right to exercise the Option by bequest or inheritance. In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for twelve (12) months following the Optionee's termination. If, at the time of death, the Optionee is not vested as to the entire Option, the Shares covered by the unvested portion of the Option shall immediately revert to the Plan. If the Option is not so exercised within the time specified herein, the Option shall terminate, and the Shares covered by such Option shall revert to the Plan.

(e) Buyout Provisions. The Administrator may at any time offer to buy out for a payment in cash or Shares, an Option previously granted, based on such terms and conditions as the Administrator shall establish and communicate to the Optionee at the time that such offer is made.

10. Non-Transferability of Options and Stock Purchase Rights. The
Options and Stock Purchase Rights may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

11. Stock Purchase Rights.


(a) Rights to Purchase. Stock Purchase Rights may be issued either alone, in addition to, or in tandem with other awards granted under the Plan and/or cash awards made outside of the Plan. After the Administrator determines that it will offer Stock Purchase Rights under the Plan, it shall advise the offeree in writing or electronically of the terms, conditions and restrictions related to the offer, including the number of Shares that such person shall be entitled to purchase, the price to be paid, and the time within which such person must accept such offer. The terms of the offer shall comply in all respects with Applicable Law. The offer shall be accepted by execution of a Restricted Stock Purchase Agreement in the form determined by the Administrator.

(b) Repurchase Option. Unless the Administrator determines otherwise, the Restricted Stock purchase agreement shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's service with the Company for any reason (including death or disability). The purchase price for Shares repurchased pursuant to the Restricted Stock purchase agreement shall be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to the Company. The repurchase option shall lapse at such rate as the Administrator may determine. Except with respect to Shares purchased by Officers, Directors and Consultants, the repurchase option shall in no case lapse at a rate of less than 20% per year over five (5) years from the date of purchase.

(c) Other Provisions. The Restricted Stock purchase agreement shall contain such other terms, provisions and conditions not inconsistent with the Plan as may be determined by the Administrator in its sole discretion.

(d) Rights as a Shareholder. Once the Stock Purchase Right is exercised, the purchaser shall have rights equivalent to those of a shareholder and shall be a shareholder when his or her purchase is entered upon the records of the duly authorized transfer agent of the Company. No adjustment shall be made for a dividend or other right for which the record date is prior to the date the Stock Purchase Right is exercised, except as provided in Section 12 of the Plan.

12. Adjustments Upon Changes in Capitalization, Merger or Asset Sale.

(a) Changes in Capitalization. Subject to any required action by the shareholders of the Company, the number of shares of Common Stock covered by each outstanding Option or Stock Purchase Right, and the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Options or Stock Purchase Rights have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option or Stock Purchase Right, as well as the price per share of Common Stock covered by each such outstanding Option or Stock Purchase Right, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company. The conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option or Stock Purchase Right.

(b) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, the Administrator shall notify each Optionee as soon as practicable prior to the effective date of such proposed transaction. The Administrator in its discretion may provide for an Optionee to have the right to exercise his or her Option or Stock Purchase Right until fifteen (15) days prior to such transaction as to all of the Optioned Stock covered thereby, including Shares as to which the Option or Stock Purchase Right would not otherwise be exercisable. In addition, the Administrator may provide that any Company repurchase option applicable to any Shares purchased upon exercise of an Option or Stock Purchase Right shall lapse as to all such Shares, provided the proposed dissolution or liquidation takes place at the time and in the manner contemplated. To the extent it has not been previously exercised, an Option or Stock Purchase Right will terminate immediately prior to the consummation of such proposed action.


(c) Merger or Asset Sale. In the event of a merger of the Company with or into another corporation, or the sale of substantially all of the assets of the Company, each outstanding Option and Stock Purchase Right shall be assumed or an equivalent option or right substituted by the successor corporation or a Parent or Subsidiary of the successor corporation. In the event that the successor corporation refuses to assume or substitute for the Option or Stock Purchase Right, the Optionee shall fully vest in and have the right to exercise the Option or Stock Purchase Right as to all of the Optioned Stock, including Shares as to which it would not otherwise be vested or exercisable. If an Option or Stock Purchase Right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Administrator shall notify the Optionee in writing or electronically that the Option or Stock Purchase Right shall be fully exercisable for a period of fifteen (15) days from the date of such notice, and the Option or Stock Purchase Right shall terminate upon the expiration of such period. For the purposes of this paragraph, the Option or Stock Purchase Right shall be considered assumed if, following the merger or sale of assets, the option or right confers the right to purchase or receive, for each Share of Optioned Stock subject to the Option or Stock Purchase Right immediately prior to the merger or sale of assets, the consideration (whether stock, cash, or other securities or property) received in the merger or sale of assets by holders of Common Stock for each Share held on the effective date of the transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding Shares); provided, however, that if such consideration received in the merger or sale of assets is not solely common stock of the successor corporation or its Parent, the Administrator may, with the consent of the successor corporation, provide for the consideration to be received upon the exercise of the Option or Stock Purchase Right, for each Share of Optioned Stock subject to the Option or Stock Purchase Right, to be solely common stock of the successor corporation or its Parent equal in fair market value to the per share consideration received by holders of Common Stock in the merger or sale of assets.

13. Time of Granting Options and Stock Purchase Rights. The date of grant of an Option or Stock Purchase Right shall, for all purposes, be the date on which the Administrator makes the determination granting such Option or Stock Purchase Right, or such other date as is determined by the Administrator. Notice of the determination shall be given to each Service Provider to whom an Option or Stock Purchase Right is so granted within a reasonable time after the date of such grant.

14. Amendment and Termination of the Plan.


(a) Amendment and Termination. The Board may at any time amend, alter, suspend or terminate the Plan.


(b) Shareholder Approval. The Board shall obtain shareholder approval of any Plan amendment to the extent necessary and desirable to comply with Applicable Laws.

(c) Effect of Amendment or Termination. No amendment, alteration, suspension or termination of the Plan shall impair the rights of any Optionee, unless mutually agreed otherwise between the Optionee and the Administrator, which agreement must be in writing and signed by the Optionee and the Company. Termination of the Plan shall not affect the Administrator's ability to exercise the powers granted to it hereunder with respect to Options granted under the Plan prior to the date of such termination.

15. Conditions Upon Issuance of Shares.


(a) Legal Compliance. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares shall comply with Applicable Laws and shall be further subject to the approval of counsel for the Company with respect to such compliance.

(b) Investment Representations. As a condition to the exercise of an Option, the Administrator may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required.

16. Inability to Obtain Authority. The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

17. Reservation of Shares. The Company, during the term of this Plan, shall at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

18. Shareholder Approval. The Plan shall be subject to approval by the shareholders of the Company within twelve (12) months after the date the Plan is adopted. Such shareholder approval shall be obtained in the degree and manner required under Applicable Laws.

19. Information to Optionees and Purchasers. The Company shall provide to each Optionee and to each individual who acquires Shares pursuant to the Plan, not less frequently than annually during the period such Optionee or purchaser has one or more Options or Stock Purchase Rights outstanding, and, in the case of an individual who acquires Shares pursuant to the Plan, during the period such individual owns such Shares, copies of annual financial statements. The Company shall not be required to provide such statements to key employees whose duties in connection with the Company assure their access to equivalent information.


Exhibit 10.5 Settlement Agreement - CLG

September 26, 2000


Re: Settlement Agreement between Dicom Imaging Systems, Inc. and
CLG Investments Ltd.

To Whom It May Concern::

This letter is a Settlement Letter Agreement ("Letter Agreement" or
"Agreement") between Dicom Imaging Systems, Inc., a Nevada corporation ("Dicom") and CLG Investments Ltd. ("CLG"), together the Parties, concerning the License Agreement between the Parties dated March 17, 2000 (the "License"). In consideration of the mutual covenants contained herein as consideration the sufficiency of which is hereby acknowledged, the Parties hereby agree that the terms of this Letter Agreement are as follows:

1. Resolution of Mutual Affairs. Pursuant to the License Agreement, each Party has obligations and rights described therein. It is the desire of the Parties that the obligations of the License Agreement and any other obligations between them be settled and extinguished now and forever by means of their mutual release as expressed in
Section 2 hereof.

2. Settlement. Each party hereto does hereby, for themselves, their attorneys, agents, officers, directors, employees, successors, servants, subsidiaries, heirs and assigns, and all other persons, firms, corporations, divisions, associations and/or partnerships, associated therewith or related thereto, unequivocally and without reservation, release all other parties from any and to all claims, actions, causes of action, rights, damages, costs, loss of services, expenses, compensation, subsequent damage and any other thing whatsoever which they now have or which may hereafter arise, whether known or unknown, arising from or incident to the facts and transactions surrounding the License Agreement or any other aspect of their business relationship.

3. Damages. It is expressly herein agreed that Dicom may retain the $750,000 previously paid to it by CLG under the License may be retained by Dicom as damages and consideration for the release granted hereunder.

4. Miscellaneous. This Agreement shall bind and inure to the benefit of the parties hereto and their successors and assigns. This Agreement shall be governed by the laws of the State of Nevada, without reference to conflict of laws principles. This document and the License contain the entire agreement between the parties with respect to the subject matter hereof. This Agreement may not be amended, nor any obligation waived, except by a writing signed by both parties hereto.

5. Counterparts. This Letter Agreement may be signed in counterparts, each of which shall be deemed an original and all of which shall constitute one instrument.


IN WITNESS WHEREOF, the Parties have executed this Letter
Agreement on the day and date set forth above.

On behalf of CLG Investments Ltd.
CLG Investments Ltd.

By:_______________________

On behalf of Dicom Imaging Systems, Inc.
Dicom Imaging Systems, Inc.
a Nevada corporation

By:_______________________

Exhibit 10.6 Promissory Note - Torchmark Holdings Ltd.

THIS NOTE AND THE SECURITIES REPRESENTED HEREBY, IF ANY, HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THEY
MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES
UNDER SAID ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE
CORPORATION THAT SUCH REGISTRATION IS NOT REQUIRED.



PROMISSORY NOTE



USD250,000.00 16 August, 2000
Bellingham, WA


FOR VALUE RECEIVED, Dicom Imaging Systems, Inc., a Nevada corporation (the "Company") having its principal offices at 1350 E. Flamingo Road, Suite 847, Las Vegas, NV 89119 promises to pay to Torchmark Holdings Ltd. (the "Holder") or his registered assigns, the principal sum of USD250,000.00 (two hundred fifty thousand United States Dollars) or such lesser amount as shall then equal the outstanding principal amount hereof, together with interest from the date of this Note on the unpaid principal balance at a rate per annum equal to TEN percent (10%) computed on the basis of the actual number of days elapsed and a year of 365 days or 366 days, as the case may be.


The following is a statement of the rights of Holder and the conditions to which this Note is subject, and to which the Holder hereof, by the acceptance of this Note, agrees:

1. Definitions. As used in this Note, the following capitalized terms have the following meanings:


(a) "Holder" shall mean the person specified in the introductory paragraph together with its permitted successors and assignees.

(b) "Note" shall mean this Promissory Note.


2. Status of Obligations; Payment Schedule; Warrant Coverage

(a) Prepayment. This Note may be prepaid, in whole or in part from time to time with the Holder's prior written consent.
Prepayments in part shall be applied first to outstanding interest and second to principal.

(b) Status of Obligations. The obligations of Company under this Note are unsecured.


(c) Payment Schedule: Company agrees repay the Note in full, together with accrued and unpaid interest due thereupon, upon the first of the following two events:


(i) The Company receives aggregate net proceeds from the sale of its securities or from a debt financing of any kind or character equal to or greater than USD500,000.
(ii) 180 days from the date of this Note.

(d) Warrant Issuance. As consideration for the execution of this Note, the Company agrees to grant to the Holder the right to purchase that number of shares of the Company's common stock equal to thirty percent of the original principal amount due under this note divided by the 10 day trailing average stock price of the Company's common stock as quoted on the OTC Bulletin Board or the NASDAQ small cap exchange. Such Warrants shall be issued by the Company with ten days of the date hereof and shall be in form reasonably acceptable to Holder. Such Warrants shall have piggyback registration rights as further described in the Warrant Agreement.

3. Representations and Warranties and Covenants of Company. Company hereby represents and warrants to Holder that:


(a) Due Incorporation, Qualification, etc. The Company

(i) is a corporation duly organized, validly existing and in good standing under the laws of Nevada, (ii) has the power and authority to own, lease, and operate its properties and carry on its business as now conducted, and (iii) is duly qualified, licensed to do business and in good standing as a foreign corporation in each jurisdiction where the failure to be so qualified or licensed could reasonably be expected to have a material adverse effect on the Company's business.

(b) Authority. The execution, delivery and performance by Company of the Note and the performance of its obligations hereunder:

(i) are within the power of Company, and
(ii) have been duly authorized by all necessary actions on the part of Company.

(c) Enforceability. This Note is duly executed and delivered by Company and constitutes a legal, valid, and binding obligation of Company, enforceable against Company in accordance with its terms, except as limited by bankruptcy, insolvency, or other laws of general application relating to or affecting the enforcement of creditors' rights generally and general principles of equity.


(d) Non-Contravention. The execution and delivery by Company of this Note and the performance of its obligations hereunder will not violate:

(i) the Certificate of Incorporation or Bylaws of the Company or any material judgment, order, writ, decree, statute, rule or regulation applicable to Company, or (ii) any provision of, or result in the breach of any instrument or contract to which it is a party.

(e) Approvals. No consent, approval, order, or authorization of, or registration, declaration or filing with, any governmental authority is required in connection with the execution and delivery of this Note or the performance of its obligations hereunder.

4. Events of Default. The occurrence of any of the following shall constitute an "Event of Default" under this Note:


(a) Failure to Pay. Company shall fail to pay any principal or interest within ten (10) days of such payment becoming due and owing hereunder and such failure shall continue for a period of forty-five (45) days after written notice thereof to Company by Holder, or

(b) Covenant Default. Company shall default in the performance of any of its material obligations hereunder and such default shall continue un-remedied for a period of ten (10) days. Holder shall have no obligation to notify company of any violations of the Company's covenants.

(c) Representations and Warranties. Any representation, warranty or certification made herein shall prove to have been false or misleading as of the time made in a material respect; or



(d) Voluntary Bankruptcy or Insolvency Proceeding. Company shall:


(i) apply for or consent to the appointment of a receiver, trustee, liquidator or custodian of itself or of all or a substantial part of its property,
(ii) be unable, or admit in writing its inability, to pay its debts generally as they mature, (iii) make a general assignment for the benefit of its or any of its creditors, (iv) be dissolved or liquidated in full or in part, (v) commence a voluntary case or other proceeding seeking liquidation, reorganization, or other relief with respect to itself or its debts under any bankruptcy, insolvency, or other similar law now or hereafter in effect or consent to any such relief or to the appointment of or taking possession of its property by any official in an involuntary case or other proceeding commenced against it, or (vi) take any action for the purpose of effecting any of the foregoing; or


(e) Involuntary Bankruptcy or Insolvency Proceedings. Proceedings for the appointment of a receiver, trustee, liquidator, or custodian of Company or of all or a substantial part of the property thereof, or an involuntary case or other proceedings seeking liquidation, reorganization, or other relief with respect to Company or the debts thereof under any bankruptcy, insolvency, or other similar law now or hereafter in effect shall be commenced and an order for relief entered or such proceeding shall not be dismissed or discharged within sixty
(60) days of commencement.

5. Rights of Holder upon Default. Upon the occurrence and during the continuance of any Event of Default under Sections 4(a), (b), or (c) above, Holder may, by written notice to Company, declare all principal and accrued and unpaid interest outstanding hereunder to be immediately due and payable without presentment, demand, protest, or any other notice of any kind, all of which are hereby expressly waived. Upon the occurrence and during the continuance of any Event of Default described in Paragraphs 4(d) or 4(e), immediately and without notice, all outstanding amounts payable by Company hereunder shall automatically become immediately due and payable, without presentment, demand, protest, or any other notice of any kind, all of which are hereby expressly waived.

6. Successors and Assigns. The rights and obligations of Company and the Holder of this Note shall be binding upon and benefit the successors, assigns, heirs, administrators and transferees of the parties.

7. Waiver and Amendment. Any provision of this Note may be amended, waived or modified upon the written consent of Company and the Holder.

8. Notices. Any notice, request or other communication required or permitted hereunder shall be in writing and shall be deemed to have been duly given if personally delivered or mailed by registered or certified mail, postage prepaid, or by recognized overnight courier or personal delivery at the respective addresses of the parties set forth hereunder. Any party hereto may by notice so given change its address for future notice hereunder. Notice shall conclusively be deemed to have been given when received.

If to the Holder: Torchmark Holdings Ltd.
PO Box 290, Caribbean Place
Providenciales
Turks & Caicos Islands

If to the Company: Dicom Imaging Systems, Inc.
1350 E. Flamingo Road
Suite 847
Las Vegas, NV 89119

9. Payment. Payment shall be made in lawful tender of the United States either in immediately available funds or by check.

10. Maximum Interest. In the event any interest is paid on this Note which is deemed to be in excess of the then legal maximum rate, then that portion of the interest payment representing an amount in excess of the then legal maximum rate shall be deemed a payment of principal and applied against the principal of this Note.

11. Governing Law. This Note and all actions arising out of or in connection with this Note shall be governed by and construed in accordance with the laws of the State of Nevada, without regard to the conflicts of law provisions of the State of Nevada or of any other state.

12. Attorney's Fees. The prevailing party in any action under this Note shall be entitled to collect its reasonable attorney's fees from the non-prevailing party.


In witness whereof, the Company has caused this Note to be issued as of the date first written above.

Dicom Imaging Systems, Inc.


VALUE RECEIVED

Signed, sealed and delivered )
in the presence of )
)
)
)

ACKNOWLEDGMENT

The undersigned agrees to the above terms of the Promissory Note

Signed, sealed and delivered )
in the presence of )
)
)
)