Form 10-K/A
period 1999-12-31
DICOM IMAGING SYSTEMS INC
filed 2001-03-09
CIK 1088537

Dicom Imaging Systems, Inc.

Filing Type: 10KSB/A-2
Description: Annual Report
Filing Date: March 8, 2001
Period End: December 31, 1999

Primary Exchange: Over the Counter Includes OTC and OTCBB
Ticker: DCIM




                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A-2

                       AMENDMENT NO. 2 TO THE

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


                             #1010 - 435 Martin Street
                             Blaine, WA 98230

                   (Address of principal executive offices,)

                                 (604) 531-2521

                        (Registrant's Telephone Number,)

                                 (604) 535-7320

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


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


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

TODD REES VICE-PRESIDENT AND DIRECTOR

CORPORATE:

Todd Rees

Todd Rees has been an officer and director of Dicom since March 17, 1999. Todd's employment experience includes:
President Image FX Software Solutions Inc. March 1995- March 1999
Vice-President and Director, Dicom Imaging Systems, Inc. March 1999 to present

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

Involvement in Legal Proceedings.

None.

Section 16(a) Beneficial Ownership Reporting Compliance

On August 14, 1999, the Company's common shares became registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of which time the Company's officers, directors and any 10% shareholders became subject to the reporting requirements of Section 16(a) of that statute.

Prior to February 27, 2001, the Company had never received any Section 16(a) reports from any person subject to its requirements, other than one form 4 received on December 14, 2000 from Mr. Reza Bazargan, the Company's former Chief Technology Officer. According to the Form 3's filed on March 8, 2001 pursuant to
Section 16(a) by the Company's officers and directors, and to the Company's knowledge, the following facts appear:

David Gane (Director and Chief Executive Officer). Dr. Gane engaged in one purchase transaction in prior fiscal years that was not reported on a timely basis. To date, he has tendered one (1) late Form 3 on March 2, 2001.

Wayne E. Rees (Director and Vice President Sales). Mr. Wayne Rees engaged in one purchase transaction in prior fiscal years that was not reported on a timely basis. To date, he has tendered one (1) late Form 3 on February 28, 2001.

Todd Rees (Director and Vice President Customer Support). Mr. Todd Rees engaged in one purchase transaction in prior fiscal years that was not reported on a timely basis. To date, he has tendered one (1) late Form 3 on March 7, 2001.

Tony Gallegos (Director). Dr. Gallegos, to date, has tendered one (1) late Form 3 on February 27, 2001.

Stephen Winter (Director). Mr. Winter, to date, has tendered one (1) late Form 3 on March 6, 2001.

Donald L. Williams (President and Chief Operating Officer). Mr. Williams has engaged in no purchase or sale transactions. To date, he has tendered one (1) late Form 3 on March 1, 2001.

Paul Fernandez (Chief Financial Officer). Mr. Fernandez has engaged in no purchase or sale transactions. To date, he has tendered one (1) late Form 3 on February 27, 2001.

Richard P. Bergin (Vice President Marketing). Mr. Bergin has engaged in no purchase or sale transactions. To date, he has tendered one (1) late Form 3 on March 2, 2001.

Reza Bazargan (Former Chief Technology Officer). Mr. Bazargan engaged in one purchase transaction that was reported on a timely basis on a Form 4. Other than this one Form 4, Mr. Bazargan has not tendered to the Company any other forms as required by Section 16(a).

Torchmark Holdings Ltd (Affiliate). Torchmark Holdings Ltd has not tendered to the Company any forms as required by Section 16(a).

Under Section 16(b) of the Exchange Act, a corporation (such as the Company) with a class of equity securities registered under that Act may require payment to it of any "profit" resulting from any sale and purchase, or purchase and sale, of such securities during a six month period by any officer, director or 10% shareholder. Liability is strict, without reference to any wrongful intent or knowledge, and "profit" is calculated by matching of transactions so as to result in the highest theoretical "profit," even if the transactions were not sequential and an economic loss in fact resulted. In the event the corporation fails to seek the return of such "short swing profits" any shareholder may sue on behalf of the corporation to recover any amounts owing.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DICOM IMAGING SYSTEMS, INC.

(Registrant)

DATE: MARCH 8, 2001

BY: /S/ DAVID GANE

David Gane