Form 10KSB
period 2000-12-31
DICOM IMAGING SYSTEMS INC
filed 2001-05-17
CIK 1088537

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

/x/	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-26369

Dicom Imaging Systems, Inc.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-042202 (I.R.S. Employer Identification Number)
#201 - 15047 Marine Drive White Rock, British Columbia, Canada (Address of principal executive offices)	V4B 1C5 (Zip/Postal Code)

(604) 531-2521
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class on which registered
 None N/A

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.001

(Title of Class)

    Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $2,502,902

    Aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 31, 2000 was approximately $6,700,000. The number of shares of the Registrant's Common Stock outstanding as of December 31, 2000 was 21.6 million.

    Transitional Small Business Disclosure Format: Yes / /  No /x/

Forward-Looking Statements

    Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Dicom Imaging Systems Inc. (collectively, referred to as "we," "us," "our," Dicom" and/or "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy sales cycles, the Company's dependence upon a relative concentration of customers, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business—Risk Factors" in Part I of this Annual Report on Form 10-KSB. Certain of the forward-looking statements contained in this Annual Report are identified with cross-references to this section and/or to specific risks identified under "Business—Risk Factors."

PART I.

Item 1. DESCRIPTION OF BUSINESS

GENERAL

    Dicom Imaging Systems, Inc., (OTC BB: DCIM), a Nevada Corporation, designs, develops, markets, and supports digital imaging software for the dental industry. The Company designed and developed its software products specifically for the use of dentists with a user-friendly interface that integrates with a variety of hardware image-capture devices, including digital cameras, intra-oral cameras, scanners digital xray devices and video microscopes. The principal executive offices are located at #201 - 15047 Marine Drive, White Rock, British Columbia, V4B 1C5, Canada, and the telephone number is (604) 531-2521.

    Dicom offers a 32-bit DICOM-compliant software suite that allows for the capture, manipulation, analysis, and storage of digital dental images. "DICOM" stands for Digital Imaging and Communications in Medicine, which is the emerging standard for the communication of digital images in the healthcare industry. The standard was developed by the National Electric Manufacturers Association of America and the American College of Radiology, and is endorsed by the American Dental Association.

    Dicom's imaging software was developed in conjunction with the licensing of core technology from Torchmark Holdings Ltd. ("Torchmark") as part of a License Agreement between Dicom and Torchmark dated March 24, 1999. Based on the Torchmark core technology, the Company designed and developed its software products specifically for the use of the dental professional in private or institutional practice, with an interface that is user friendly, and integrates with associated hardware image capturing devices. The Company's software products utilize the Microsoft Windows family of operating systems on the desktop.

    Dicom's business model has relied on producing and distributing, free of charge, an imaging software application called ImagExplorer™ and ImagEditor™ (together registered trademarks of Dicom) to dentists, dental specialists, dental laboratories, insurance companies, and educational facilities throughout North America. Dicom requires registration of its ImagExplorer product by its customers, at which time sales representatives market a series of value-added software modules, support services and imaging hardware devices to software registrants. The Company has announced that it will be changing this business model in April 2001, at which time it will begin charging for the ImagExplorer product, but has recently extended the time the free product will be available until May 30, 2001.

    Dicom provides telephone and email-based technical support services for product users with questions concerning use of a Dicom software product. Such questions may relate to device compliance, software features, installation of software or advice on how to optimize use of the software for the needs of a particular dentist. Dicom provides such service and support, which also includes free upgrades of Dicom software products, for an annual fee of $699. Substantially all of Dicom's revenues to date have been derived from licensing and distribution agreements with corporate partners, direct retail sales of value-added software modules, support services and select imaging hardware devices to its software registrants.

    In addition to the sale of digital imaging software products, Dicom sells a variety of hardware image-capture devices, including digital cameras and intra-oral cameras. These hardware devices are required by dentists to capture a digital image that can be input into the digital imaging software for storage and processing.

    The core ImagExplorer product is a database and archiving module that allows dentists to capture, store, catalog, retrieve, present and view all the digital images they produce, mostly radiographs and color images, using digital scanners, digital cameras, intra-oral cameras and video microscopes. ImagExplorer is bridged with most common windows-based practice management software packages available on the market today.

    The value-added software modules each provide products to assist dental professionals with a specific area of image management and manipulation, such as cosmetic whitening procedures on teeth. The value-added software modules can be added and integrated as dental professionals become more familiar with Dicom's ImagExplorer technology.

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

    Dicom was incorporated in Nevada on March 17, 1999 and initially shipped its first dental imaging management system, ImagExplorer in September 1999. In October, 1999 Dicom also began offering service and telephone support for its software customers for an annual fee. In the fall of 1999, Dicom launched its ImagExplorer/ImagEditor product, an image archival and editing solution, ImageSimulator™, a software based tool to provide dental professionals and patients with visual images of procedures before the procedures are actually performed and Whitener™, a complete dental bleaching software solution. Subsequent to the 1999 fiscal year, Dicom exercised its rights to acquire the rights in the medical profession for the Torchmark core technology. To December 31, 2000 the Company had generated no significant revenues from the medical products.

SOFTWARE PRODUCT ARCHITECTURE

    Dicom's software products are based on a scaleable, core-product module architecture. The Company believes that its architecture provides the system performance required for efficient image management, practice enhancement through simulation, and reduces overall imaging and archival costs and facilitates faster, easier and less expensive management and manipulation of imaging data. The Company's software products are also scaleable, permitting changes in network size, server platforms and other architectural components with minimal disruption. Further, Dicom software products are intended to be portable across major hardware platforms using Intel-based microprocessors. The Company believes that the design of its software products reduces end-user training requirements and allows end-users and health professionals increased access to critical data not always readily available with currently available image management tools. No assurance can be given concerning the successful development of Dicom software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of Dicom applications on additional platforms or their acceptance in the marketplace.

GRAPHICAL USER INTERFACE

    All Dicom software products share a common graphical user interface ("GUI") based on Microsoft's Windows family of products, which provides a consistent "look and feel" to Dicom's applications, including similar pull down menus, error handling, system navigation and point-and-click mouse-driven functionality. Dicom ImagExplorer operates exclusively in a 32-bit architecture on Windows 95, Windows 98, Windows 2000 and NT. The intuitive nature of GUI-based systems increases productivity and reduces user-training requirements. The GUI's ease of use encourages non-technical users to utilize the image manipulation and management system capabilities more fully. In addition, the GUI allows users to integrate imaging applications and data with other Microsoft Windows-based desktop applications and hardware drivers and interfaces, i.e., intra-oral cameras and digital x-ray equipment. For example, customers can query the system and download data into either a word processing document or a spreadsheet. By leveraging the health professional's familiarity with personal computers, previously difficult access to imaging information, editing, manipulation and archival data is available to the casual user, such as a hygienist, assistant or receptionist, resulting in potential improvements in dental staff productivity.

APPLICATION SOFTWARE PRODUCTS

    At December 31, 1999, Dicom's commercially available application software products included Dicom ImagExplorer, Whitener and ImageSimulator. In 2000 Dicom localized its software, making it easier to facilitate the translation into multiple foreign languages. As at April 1, 2001, the Company had developed and was testing a beta Japanese language version of its software products.

    During 2000, the Company completed a software utility allowing Dicom's software products to bi-directionally integrate and exchange patient information with Dentrix's windows-based practice management software. Dentrix is one of the market leaders in dental practice management software.

    During 2000, Dicom created a software utility allowing customers the ability to synchronize and update multiple ImagExplorer databases. This utility is provided to Dicom's Premium Support customers at no charge.

    Dicom has recently completed a library of images in conjunction with MicroDental Laboratories of Dublin, California and Dr. Anthony Vocaturo of New York. The library will be sold separately at a price of $799 and will also be bundled with ImageSimulator.

    Dicom's software products are generally licensed to end-user customers under non-exclusive, non-transferable, perpetual license agreements. In most cases, Dicom licenses its software products solely for the dental professional's internal operations.

    The following describes the primary features of the ImagExplorer suite of software products:

    ImagExplorer operates in the Windows operating system environment on a personal computer using the DICOM standard for reading and writing image files. ImagExplorer captures images from a variety of sources such as digital cameras, intra-oral cameras, digital x-ray, video operating microscopes or any twain compliant device including scanners, and then stores them in an "electronic file cabinet" visual interface. "Twain" stands for technology without an interesting name and is a hardware/software standard for importing and exporting digital images. Most digital imaging devices used in the dental profession are twain compliant. After storage, the images can be accessed in the patient file for review, comparison, printing and communication. There are other modules or plug-ins designed to enhance the ability of the ImagExplorer software program. The core product consists of ImagExplorer, as described above, and ImagEditor described below, as well as the other plug-in modules which dental professionals can purchase. ImagExplorer and ImagEditor are the core product and are currently distributed free, although the Company is changing its pricing policy in May 2001.

    IMAGEXPLORER™: Allows users to capture images from a variety of sources such as digital cameras, intra-oral cameras, digital x-ray, video operating microscopes or any twain compliant device, and then stores them in an "electronic file cabinet" visual interface.

    IMAGEDITOR: Allows the user to enhance the captured images without substantially altering the image from its original state. This may include such actions as color enhancement, sharpen, soften, cropping, rotating and re-orienting the image.

    WHITENER: Whitener is an additional add-on module to ImagExplorer. Whitener is a module that identifies the teeth in an image and lightens them to simulate a bleaching procedure. This module allows the patient to see what a tooth whitening procedure would look like when completed.

    IMAGESIMULATOR™: ImageSimulator's image manipulation tools show the patient what he or she could look like with an alteration to their smile before committing to the actual dentistry. The dentist can then send the patient's image to the laboratory along with the prescription so the technicians making the restoration will be able to view the proposed changes. With ImageSimulator, the dentist can simulate a range of dental procedures, including bleaching, bonding, veneers, implants, amalgam replacement and orthodontics.

    The above products are sold to Dentists, Orthodontists, Oral Surgeons and other dental professionals for use in their practice with patients.

DISTRIBUTION METHOD OF PRODUCTS AND SERVICES

    Dicom distributes the core ImagExplorer software free of charge directly to dental professionals through direct mail, certain dental product dealers and through partnering arrangements with other manufacturers of dental products. Dental professionals who wish to use these free products must call a toll free number to register the product. At the time of the call, representatives of Dicom offer the customers the opportunity to purchase the value-added software modules and well as technical support and upgrade packages. Sales of the value-added software modules, such as Whitener and ImageSimulator are conducted primarily through this telephone "upselling."

    In addition to the above method, Dicom also generates sales of its software modules, support services and hardware devices from attending trade shows and educational forums where dentists and their staffs congregate, via Dicom's internet web site, via telemarketing to dental professionals and those who have already registered the free core product but have not yet purchased a module, as well as through traditional dental dealers or distributors. Sales of value-added modules to distributors and resellers involve the distributor or reseller buying CD-ROMs of the Software directly from Dicom in quantity and selling them to dental professionals or burning their own "OEM" versions of Dicom software under a master distribution and licensing agreement.

    Dicom has an additional revenue stream in the form of annual fee-based technical support. Each technical support package costs $699 per year. Customers license these value-added modules directly from Dicom by paying the appropriate licensing fee and receiving a CD-ROM containing the purchased modules.

    Dicom's software is distributed on a CD-ROM or may be downloaded from the Dicom website. Activating the software will install the ImagExplorer image database system. The tabs for all of the additional optional modules reside on the main menu bar of the ImagExplorer program. When the tabs are pressed, a description of the module, and instructions on how to order it, appears. Also on the CD-ROM is a short training video on how to use ImagExplorer and an introduction to the benefits of the other modules. Included in the package are instructions on how to load the software, the benefits of the software, and how to purchase the additional modules and the service/support agreement. In order to activate the software the user must first load the software onto their computer. Upon installation of the software, the user is prompted to call Dicom for the activation code. At that time Dicom's support representative takes the user's key information for the database and attempts to sell additional modules. The support representative also markets the service/support contract.

    On October 4, 2000, the Company entered into a Marketing Agreement with Eastman Kodak Company, whereby Kodak was granted the right to become a non-exclusive worldwide distributor of Dicom's software, which will be distributed by Kodak in its Dental Digital Photography Kit 290 to Kodak's distribution network. Under the terms of the agreement, Kodak will launch a comprehensive full-scale marketing campaign. A separate agreement granted Dicom the right to purchase and resell Kodak's Dental Digital products in the U.S.A.

    On December 21, 2000, the Company received a signed Letter of Intent from NHOSA Corporation ("NHOSA") for the exclusive distribution of Dicom's dental software products in Japan. The Letter of Intent allows NHOSA a market evaluation period of up to 60 days within which NHOSA will evaluate Dicom's products.

    On February 13, 2001, Dicom entered into a Software Bundling and Co-Marketing Agreement with Olympus America Inc. According to the terms of the agreement, Olympus was granted the right to become a non-exclusive worldwide distributor of Dicom's ImagExplorer and ImageEditor Software products, and bundle and distribute the Dicom Software with its Healthcare Digital Photography Kit via its existing distribution network. In addition, the agreement granted Dicom the right to sell Olympus' Healthcare Digital Photography Kit in North America.

    On April 6, 2001, the Company signed an Authorized Dealer Agreement with Dental X Change, Inc. ("DXC") for the distribution of the Company's hardware and software bundles on DXC's web site. Dicom's products will be featured on the DXC web site (www.dentalxchange.com) starting in May 2001.

RELATIONSHIP WITH MR. DOUG CAMPBELL

    In September 1999, Dicom entered into a software license and distribution agreement with Mr. Doug Campbell. This agreement was terminated in 2000.

INTERNATIONAL OPERATIONS

    In 1999, Dicom had no significant international operations outside of the United States and Canada and derived more than 90% of its sales from the United States. In 2000, Dicom entered into the following distribution agreements:

    United Kingdom: the Company entered into a License Agreement with Dicom Imaging UK ("UK"), a partnership of Great Britain, whereby UK obtained the exclusive rights to distribute copies of Dicom's software in the United Kingdom and the Republic of Ireland. Dicom issued a notice of termination of the License Agreement to UK on December 14, 2000, due to the failure by UK to pay $150,000 in license fee payments by December 1, 2000. This outstanding license fee had not been received by Dicom as at May 10, 2001, and the Company is currently in the process of arbitrating its dispute with UK.

    Mexico, Brazil, Spain and Portugal: In March 2000, Dicom entered into a Software Agreement with CLG Investments Limited ("CLG") whereby CLG was granted the exclusive right to distribute copies of Dicom's software within the territories of Mexico, Brazil, Spain and Portugal. This Software Agreement was terminated on September 26, 2000, by a Settlement Agreement signed by both parties, resulting in the recognition of $750,000 of license revenue in 2000.

    Australia and New Zealand: the Company entered into a binding letter agreement with Centaur Software Development PTY ("Centaur"), an Australian company, for the exclusive rights for Centaur to sell Dicom software in Australia and New Zealand.

SERVICES AND CUSTOMER SUPPORT

    The Company believes that a high level of customer service is required to be successful in the imaging and image management marketplace due to the number of different hardware and software vendors involved in the implementation, and the additional revenue stream that can be created by the provision of value-added support services. The Company also believes that the opportunity exists to differentiate itself from competitors on a service level due to the demanding service requirements of this market. The Company's customer service staff consisted of 3 employees as of December 31, 2000. Dicom provides, for a $699 annual fee, telephone-based customer service and support that consists primarily of ease of use, feature description, hardware integration issues and telephone-based tutorials on certain image manipulation procedures. In addition the company web site, www.dicom-image.com, Dicom has a FAQ section and troubleshooting area. The support department also uses email support, dealer support and video tutorials on CDROM.

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

    The Company is not aware of any other companies that offer a free core product similar to ImagExplorer. Each competitor uses a different data base structure, file format and interface design, making it difficult for the dentist to come up with a comprehensive solution by purchasing modules from different manufacturers.

    ImagExporer is presently one of only a few images storage and retrieval systems available which are DICOM compliant and which operate at 32-bit resolution on the Windows operating system.

    Dicom's main competitors in dental imaging, including cosmetic imaging, are SciCan (which markets products Image FX and CosmetiX) and Dentrix (which creates and markets VIPERSOFT). Both competitors charge approximately $2,000 for their core-imaging product. Both competitors compete in the areas of hardware, software and support services. If either of these more established competitors were to also give-away or substantially discount their products, such a move might have a material, adverse effect on Dicom's ability to compete in the dental imaging software market.

    The methods of competition in the industry currently are to advertise software products in trade magazines, feature them at trade shows and promote them through direct mailings. Products tend to be distributed by distributors who have a variety of dental products in their inventory. Another method of competition in the industry is to acquire or partner with another manufacturer with a product that will compliment existing products and that has an established distribution mechanism.

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

SOFTWARE PRODUCT DEVELOPMENT

    The imaging software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. Dicom's current focus in imaging software development is to expand the functionality and breadth of Dicom's software product offerings by: (i) enhancing workflow capabilities; (ii) developing new software products and adding new functionality to existing software products including global product requirements and translated releases of global product; (iii) supporting joint development arrangements under which certain vertical market applications may be developed; and (iv) adding certain architectural extensions. There can be no assurance that such development effort will result in new products, features or functionality that will be accepted by the market.

    The Company's research and development staff consisted of between two and five employees and contract employees during fiscal 2000. The Company's research and development expenses were approximately $262,659 for 2000, compared to $104,460 in 1999.

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

    Dicom's license agreements with its customers contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be valid as a result of future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in dental and medical applications which involve patient diagnosis and treatment creates a potential adverse risk in the event such a claim was successfully pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on Dicom's financial condition.

BANKRUPTCY OR RECEIVERSHIP

    Dicom has never initiated or been the subject of any action under the United States Bankruptcy Code or any receivership or any similar proceeding.

SOURCES OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

    As Dicom produces and sells a software product, there are a limited number of raw materials necessary for the conduct of its business. Blank compact disks, mastered compact disks, printed software mailers and manuals and marketing brochures are the main materials that go into the Dicom product. Standard business papers, blank and mastered compact disks and printed software mailers are available from a wide variety of suppliers. Dicom presently relies on Q/Media Services Corporation of Richmond, British Columbia, Canada, to manufacture its CD-ROMs containing its software. There are many other suppliers available for this function as well as Dicom's other raw material needs. Most of these suppliers offer substantially identical prices. A sharp rise in these prices, however, by Q/Media or other suppliers could have a material, adverse effect on Dicom's ability to compete and achieve profitability. However, due to the relatively small materials cost in Dicom's software products, the impact of price increases by suppliers of the components and supplies is considered to be relatively immaterial.

DEPENDENCE ON ONE OF A FEW MAJOR CUSTOMERS

    Dicom is not dependent on any particular customer. No one customer is responsible for more than 5% of Dicom's yearly sales volume.

NEED FOR GOVERNMENTAL APPROVAL

    Dicom's products are regulated by Federal, State, Provincial and Local regulations. One of Dicom's software products under development requires approval of the United States Food and Drug Administration ("FDA"). Dicom is in the process of gathering data necessary for the submission of an approval application to the FDA. It is anticipated that such an application will be completed in the near future and submitted to the FDA for review. However, there is no assurance that such application will be completed, submitted or approved. If the required applications were not to be completed, submitted and approved, Dicom may not be able to successfully market or sell these products, which would have a materially adverse effect on Dicom's revenues and profits.

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

EMPLOYEES

    As of December 31, 2000, Dicom had 4 employees engaged in product research and development on a full-time basis and 13 employees engaged in general and administrative and marketing functions on a full-time basis. Dicom's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of Dicom's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good. Dicom does not currently have key man life insurance on any of its directors or officers.

RISK FACTORS

    Dicom's ability to achieve profitability relies on its ability to increase its revenues so that gross margins cover its selling, general and administrative and research and development costs. There is a risk that the Company will not be able to increase sales, due to: competition from other companies selling similar products; a lack of resources to fund marketing initiatives; lack of sufficient demand from the dental market for the Company's products; or the Company's inability to design and develop products that meet the requirements of the dental market that can be offered at a competitive price. There is a risk that the Company could run out of cash flow and not be able to raise additional funds from investors or other sources.

DICOM HAS A HISTORY OF LOSSES AND ACCUMULATED DEFICIT AND THIS TREND OF LOSSES MAY CONTINUE IN THE FUTURE.

    At December 31, 2000, the Company's accumulated deficit was $1,895,925 compared to $1,155,996 at December 31, 1999. The Company's ability to obtain and sustain profitability will depend, in part, upon the successful marketing of its existing products and the successful and timely introduction of new products. There can be no assurance that Dicom will ever be profitable.

    The auditors' report on Dicom's December 31, 2000 consolidated financial statements includes an explanatory paragraph that states that the Company has suffered recurring losses and negative cash flows from operations and has a capital deficiency, conditions that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment as a result of this uncertainty.

FLUCTUATION IN QUARTERLY RESULTS MAY RESULT IN DECLINES IN OUR STOCK PRICE.

    Certain quarterly influences may affect Dicom's business. Sales are generally higher in the fourth quarter due to the purchasing patterns of dentists in the United States and are generally lower in the first quarter due primarily to the effect upon demand of increased purchases in the prior quarter. The summer months typically have lower sales due to vacations and lower trade show activity. These fluctuations could result in significant fluctuations, including significant declines in the Company's stock price.

THE COMPANY'S FUTURE DEPENDS ON ITS ABILITY TO INCREASE DEMAND FOR ITS IMAGEXPLORER PRODUCT AS WELL AS ITS ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

    The Company's future depends upon its ability to increase demand for its ImagExplorer and related products and its ability to develop and successfully introduce new products. Development of new product lines is risk intensive and often requires:

  •
  long-term forecasting of market trends;

  •
  the development and implementation of new designs;

  •
  compliance with extensive governmental regulatory requirements; and

  •
  a substantial capital commitment.

    Also, the medical and dental device industry is characterized by rapid technological change. As technological changes occur in the marketplace, Dicom may have to modify its products in order to become or remain competitive or ensure that its products do not become obsolete. If the Company fails to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer requirements, or if there are any significant delays in product development or introduction, this could have a material adverse effect on Dicom's business.

THE GOVERNMENT EXTENSIVELY REGULATES OUR PRODUCTS AND FAILURE TO COMPLY WITH APPLICABLE REGULATIONS COULD RESULT IN FINES, SUSPENSIONS, SEIZURE ACTIONS, PRODUCT RECALLS, INJUNCTIONS AND CRIMINAL PROSECUTIONS.

THE LOSS OF DICOM'S CHIEF EXECUTIVE OFFICER COULD LEAD TO THE LOSS OF A SIGNIFICANT PORTION OF THE COMPANY'S BUSINESS BECAUSE OF HIS PERSONAL CONTACTS IN THE DENTAL INDUSTRY.

    Dicom's success is highly dependent upon its President and Chief Executive Officer, Dr. David Gane. Unlike larger companies, Dicom relies heavily on a small number of officers to conduct a large portion of its business. The loss of services of Dr. Gane along with the loss of his numerous contacts and relationships in the industry would have a material adverse effect on Dicom's business. The Company has not entered into an employment agreement with Dr. Gane, and does not have key person life insurance on Dr. Gane.

DICOM'S PRODUCTS HAVE NO PATENT PROTECTION, AND THEREFORE, THEY MAY NOT BE ADEQUATELY PROTECTED FROM COPYING BY COMPETITORS.

    Dicom's success and ability to compete is dependent in part upon its proprietary technology. The Company has been advised by counsel that its software cannot easily be protected by patent. The Company has not applied for any patents, nor does it intend to apply for any patents in the future. Consequently, the Company relies primarily on trademark, trade secret and copyright laws to protect its technology. Dicom has applied for trademark protection on ImagExplorer, Dicom Imaging Systems, LabRX, ImageXRay, Whitener, ImageSimulator, ImagEditor, and The Imaging Standard for Dentistry. There is no assurance that trademark protection will ultimately be granted under these applications. However, there can be no assurance that third parties will not try to copy the Company's products. In addition, many foreign countries' laws may not protect Dicom from improper use of its proprietary technology overseas. Dicom may not have adequate remedies if its proprietary rights are breached and therefore a breach of its proprietary rights could have a material adverse effect on the Company's financial condition.

SHAREHOLDER VOTING AGREEMENT.

    Because the Shareholder Voting Agreement determines and fixes the composition of the board of directors until the shareholders that are a party to it have sold their shares, no change of control may be possible for a significant period of time, even if such a change of control may be in the best interests of the corporation.

DICOM IS SUSCEPTIBLE TO PRODUCT LIABILITY SUITS AND IF A LAWSUIT IS BROUGHT AGAINST THE COMPANY IT COULD RESULT IN DICOM HAVING TO PAY SIGNIFICANT LEGAL EXPENSES AND/OR JUDGMENTS.

    Although Dicom has not yet had any product liability claims, because of the nature of the dental device industry, there can be no assurance that the Company will not be subject to such claims in the future. Dicom's products relate to procedures which involve vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes the Company susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of its products brought against the Company, or the negative publicity brought up by such claim, could have a material adverse effect upon Dicom's business. While the Company intends to maintain adequate insurance coverage, it cannot guarantee that the amount of insurance will be adequate to satisfy claims made against the Company in the future, or that it will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

THE OVER-THE-COUNTER BULLETIN BOARD IS CHARACTERIZED BY HIGH VOLATILITY WHICH MAY NEGATIVELY AFFECT DICOM'S STOCK PRICE.

    Dicom's common stock trades on the National Association of Securities Dealers' Over-the-Counter Bulletin Board ("OTC BB") under the symbol "DCIM." The OTC BB is characterized by high volatility. The Company cannot guarantee any market for its shares, and cannot guarantee that any market for its shares will develop or be sustained. Dicom cannot predict the effect, if any, that future sales of its shares, or the availability of its shares for future sale, will have on the market price of its shares. During 2000, Dicom's share price declined from a closing price of $2.00 on December 31, 1999 (adjusted for a three-for-one stock split on April 5, 2000), to a closing price of $0.31 on December 29, 2000. The Company's stock was trading at $0.13 on May 10, 2001.

    On April 27, 2001, Dicom announced that in a staff letter dated March 16, 2001 from the OTC BB, Dicom was advised that in the event that Dicom does not file its periodic reports with the Securities and Exchange Commission on a timely basis its shares could be suspended from trading on the OTC BB.

    On April 24, 2001, Dicom's trading symbol, DCIM, was appended with an "E" which means that its common stock could be, upon the expiration of a 30-day grace period, suspended from trading on the OTC BB and subject to removal from the OTC BB, unless Dicom supplies the NASD with information indicating that Dicom is current in its public reporting obligations.

Item 2. DESCRIPTION OF PROPERTY

    Dicom does not own real property. Dicom currently maintains leased office space in Blaine, Washington and White Rock, British Columbia of approximately 1,200 and 2,800 square feet, respectively. Dicom does not invest in real estate.

Item 3. LEGAL PROCEEDINGS

    In March 2001, Dicom was named as a Defendant in now settled legal proceedings, instituted by Don Williams, Dicom's former President and Chief Operating Officer, and Richard Bergin, Dicom's former Vice President Marketing. On March 2, 2001, the Company terminated Mr. Williams' and Mr. Bergin's employment with Dicom. On March 26, 2001 Mr. Williams and Mr. Bergin instituted a legal proceeding against the Company in the Supreme Court of British Columbia (No. S011718 and S011719, respectively) alleging that the Company owed Mr. Williams approximately $56,482 and Mr. Bergin approximately $50,563 in outstanding bonuses and severance pay. On April 23, 2001, the Company settled Mr. Williams' and Mr. Bergin's claim in an amount of approximately $17,500 each. On April 23, 2001, the Company and each of Mr. Williams and Mr. Bergin consented to and filed, and the Registrar of the Supreme Court of British Columbia entered, a Consent Dismissal Order with the Court, dismissing the legal proceedings.

    On November 22, 2000, a former employee, Mr. Ross Paterson, filed a Writ and Statement of Claim against the Company for wrongful dismissal, in the New Westminster Registry of the Supreme Court of British Columbia, Canada. Mr. Paterson is claiming unspecified damages for breach of contract. The case is scheduled to be heard in court on July 6, 2001.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Dicom's Common Stock is not traded on a registered securities exchange, or the NASDAQ. Dicom's Common Stock is quoted on the OTC BB and was first listed on November 7, 1999 under the symbol "DCME." The following table sets forth the range of high and low bid quotations for each fiscal quarter since the stock began trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, a 3-for-1 forward split on December 22, 1999, a 3-for-1 forward split on March 31, 2000, and may not necessarily represent actual transactions.

Fiscal Quarter Ending	High Bid	Low Bid
December 29, 1999	$2.0417	$1.6667
March 31, 2000	$12.3333	$1.9375
June 30, 2000	$11.0000	$4.1250
September 30, 2000	$4.8750	$0.9688
December 29, 2000	$1.3750	$0.2656
March 31, 2001	$0.4062	$0.1250

    On May 10, 2001, the closing price was $0.13 per share.

    As of December 31, 2000, there were an estimated 8,000 record holders of Dicom's common stock. Since Dicom's inception, no cash dividends have been declared on the Company's Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    On January 16, 2001, Dicom engaged the consulting services of Merchant Capital Group Incorporated ("MCGI"), a Toronto-based Merchant Bank, to act as financial advisors to the Company and to recommend alternative strategies to maximize shareholder value. Pursuant to the initial recommendations of MCGI, Dicom downsized and re-organized its executive management team as outlined below.

    On March 2, 2001, the Company terminated the employment of Mr. Don Williams, President, and COO, Mr. Richard Bergin, Vice President Marketing, and Dr. Ken Tangen, Director of Investor Relations.

    Dr. David Gane, CEO, assumed the office of President. Mr. Wayne Rees, Vice President of Sales, assumed the office of Vice President Marketing and Mr. Todd Rees, Vice President Customer Support, assumed the office of Chief Technology Officer left vacant by the departure or Mr. Reza Bazargan on January 2, 2001.

    On September 26, 2000, the Company and CLG Investments Ltd ("CLG") terminated the license agreement between the two companies by way of a settlement agreement. The Company recognized

$750,000 of revenue in fiscal 2000 due to the termination of this license agreement with CLG, also known as the "Spanish deal".

    On April 6, 2001, the Company signed an Authorized Dealer Agreement with Dentalexchange.com ("DXC") for the distribution of the Company's harware and software bundles on DXC's web site. Dicom's products will be featured on the DXC web site (www.dentalxchange.com) starting in May 2001.

    The auditors' report on Dicom's December 31, 2000 consolidated financial statements includes an explanatory paragraph that states that the Company has suffered recurring losses and negative cash flows from operations and has a capital deficiency, conditions that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment as a result of this uncertainty.

OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

    Revenues for the year ended December 31, 2000 were $2,502,902 compared to $249,032 in 1999, and were derived from the sale of hardware and software products, software licenses and support to dentists primarily in the United States.

    The company has recorded deferred revenue as at December 31, 2000 in the amount of $156,471, which represents support contracts and license revenue that relate to future accounting periods.

GROSS MARGIN

    Cost of sales for the year ended December 31, 2000 were $711,311 compared to $150,869 in 1999. The Gross Profit was $1,791,591 or 71.6% of revenues, compared to $98,163 or 39.4% in 1999. Cost of sales included software media, hardware costs, freight, credit card transaction charges and customer support salaries. The improvement in Gross Profit as a percentage of revenues was due to the inclusion of $1,288,061 in software license revenue in 2000 compared to zero software license revenue in 1999.

OPERATING EXPENSES

    Operating expenses included:

    Depreciation in the amount of $85,103 on computer and camera equipment used for demonstration purposes at tradeshows, compared to $16,140 in 1999; general and administrative expenses in the amount of $1,599,394 ($793,172 in 1999), which included administrative salaries, audit and legal fees, investor relations expenses and insurance costs; research and development costs in the amount of $262,659 ($104,460 in 1999) for software development; and selling and marketing expenses of $584,364 ($240,387 in 1999) that included trade show costs, advertising, mailings, and web site maintenance.

    The resulting net loss for the year ended December 31, 2000 was $739,929, or a $0.03 loss per share, compared to a loss of $1,055,996 or $0.06 loss per share in the year ended December 31, 1999.

    Operations for the year ended December 31, 2000 were funded by existing cash balances and additional loans from Torchmark Holdings Ltd in the amount of $556,685 ($nil in 1999).

    At December 31, 2000, Dicom had granted 11,682,991 stock options. While no options were exercised in 2000, the Company recorded non-cash compensation of $209,273 relating to the issuance of 172,500 options during the year ended December 31, 2000, compared to non-cash compensation of $5,015 in 1999.

CASH REQUIREMENTS

    Dicom does not believe it can continue to satisfy its cash requirements from funds generated from operations at existing levels of revenues, and implemented a downsizing of management staff in the first quarter of 2001. In order to continue to fund operations, the Company requires additional sources of funds that may not be readily available. As of December 31, 2000, Dicom had cash on hand of $73,150. As of May 14, 2001, no additional sources of funds had been secured other than the financing agreements listed in Item 12.

PRODUCT DEVELOPMENT AND RESEARCH PLAN FOR THE NEXT TWELVE MONTHS

    Due to Dicom's limited resources available for software development, progress on new software development has been slower than the Company expected and no major software modules were introduced in 2000. The development group included four staff at December 31, 1999 and four staff at December 31, 2000. In addition, the Company uses outsourced development services from time to time.

    As at May 14, 2001 Dicom has substantially completed coding of its new product, ImagExplorer Professional, and plans to release this product for beta testing in June 2001. ImagExplorer Professional incorporates additional database functionality and also supports direct digital x-ray acquisition and the additional functionality of annotation and image measurement analysis. The pricing of this new product has yet to be determined.

EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

    None.

EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

    Dicom does not expect to add any additional staff in 2001.

Item 7. FINANCIAL STATEMENTS

Consolidated Financial Statements

(Expressed in United States dollars)

DICOM IMAGING SYSTEMS, Inc.

Years ended December 31, 2000 and 1999

Independent Auditors' Report

The Board of Directors and Stockholders
Dicom Imaging Systems, Inc.

    We have audited the consolidated balance sheets of Dicom Imaging Systems, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dicom Imaging Systems, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"KPMG LLP"

Chartered Accountants

Vancouver, Canada
March 30, 2001
(except for note 15(d), which is as of April 11, 2001)

DICOM IMAGING SYSTEMS, INC.

Consolidated Balance Sheets

(Expressed in United States dollars)

December 31, 2000 and 1999

	2000	1999
Assets
Current assets:
Cash and cash equivalents	$73,150	$18,263
Accounts receivable (note 3)	78,568	48,215
Inventory (note 4)	107,340	—
Prepaid expenses	43,181	30,468

	302,239	96,946
Intangible assets (note 5)	260,708	15,237
Equipment (note 7)	107,553	46,639

	$670,500	$158,822

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$254,507	$47,213
Accrued liabilities	267,378	89,673
Payable to related parties (note 14)	120,742	9,218
Loans from related party (note 13)	556,685	—
Deferred revenue (note 6)	156,471	248,699

	1,355,783	394,803
Stockholders' deficit:
Capital stock (note 8):
Authorized:
10,000,000 preferred stock, $.001 par value
50,000,000 common stock, $.001 par value
Issued and outstanding:
21,600,000 common stock (1999—21,600,000)	21,600	21,600
Additional paid in capital	1,189,042	898,415
Deficit	(1,895,925)	(1,155,996)

	(685,283)	(235,981)

	$670,500	$158,822

Continuing operations (note 1)
Subsequent events (note 15)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

"David Gane"	Director	"Wayne E. Rees"	Director

DICOM IMAGING SYSTEMS, INC.

Consolidated Statements of Operations

(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Software and hardware sales	$2,502,902	$249,032	$—
Cost of sales	711,311	150,869	—

Gross profit	1,791,591	98,163	—
Operating expenses:
Depreciation and amortization	85,103	16,140	—
General and administrative	1,599,394	793,172	—
Research and development	262,659	104,460	100,000
Selling and marketing	584,364	240,387	—

	2,531,520	1,154,159	100,000

Loss for the year	$739,929	$1,055,996	$100,000

Net loss per common share, basic and diluted (note 2(m))	$0.03	$0.06	$0.02

Weighted average common shares outstanding, basic and diluted (note 2(m))	21,600,000	18,450,000	12,604,500

See accompanying notes to consolidated financial statements.

DICOM IMAGING SYSTEMS, INC.

Consolidated Statements of Stockholders' Deficit

(Expressed in United States dollars)

Years ended December 31, 2000 and 1999

	Common stock
			Additional paid-in capital		Total stockholders' equity
	Shares	Amount		Deficit
Balance, December 31, 1997	—	$—	$100,000	$—	$100,000
Loss for the year	—	—	—	(100,000)	(100,000)

Balance, December 31, 1998	—	—	100,000	(100,000)	—
Issued on recapitalization	12,604,500	12,604	(12,203)	—	401
Issued for cash	7,168,500	7,169	789,331	—	796,500
Issued for services	1,827,000	1,827	201,173	—	203,000
Share issue costs	—	—	(184,901)	—	(184,901)
Compensatory value of stock options issued to non-employees (note 8(a))	—	—	5,015	—	5,015
Loss for the year	—	—	—	(1,055,996)	(1,055,996)

Balance, December 31, 1999	21,600,000	21,600	898,415	(1,155,996)	(235,981)
Issuance of warrants (note 13)	—	—	19,500	—	19,500
Issuance of convertible loans (note 13)	—	—	61,854	—	61,854
Compensatory value of stock options issued to non-employees (note 8(a))	—	—	209,273	—	209,273
Loss for the year	—	—	—	(739,929)	(739,929)

Balance, December 31, 2000	21,600,000	$21,600	$1,189,042	$(1,895,925)	$(685,283)

See accompanying notes to consolidated financial statements.

DICOM IMAGING SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Operations:
Loss for the year	$(739,929)	$(1,055,996)	$(100,000)
Items not involving cash:
Shares issued in exchange for services	—	203,000	—
Stock based compensation	209,273	5,015	—
Depreciation and amortization	85,103	16,140	—
Loss on disposal of capital assets	2,094	—	—
Non-cash interest expense	81,084	—	—
Write-off of intangible assets	2,890	—	—
Other	271	—	—
Changes in operating assets and liabilities:
Accounts receivable	(30,353)	(48,215)	—
Inventory	(107,340)	—	—
Prepaid expenses	(12,713)	(30,468)	—
Accounts payable	207,294	47,213	—
Accrued liabilities	177,705	89,673	—
Payable to related parties	111,524	9,218	—
Deferred revenue	(92,228)	248,699	—

Net cash used in operating activities	(105,325)	(515,721)	(100,000)
Investments:
Purchase of equipment	(107,375)	(60,766)	—
Proceeds from disposal of equipment	6,900	—	—
Purchase of trademarks	(295,998)	(17,250)	—

Net cash used in investing activities	(396,473)	(78,016)	—
Financing:
Issue of common shares	—	796,901	—
Loan from related party	556,685	—	—
Share issue costs	—	(184,901)	—

Net cash provided by financing activities	556,685	612,000	—

Increase (decrease) in cash and cash equivalents	54,887	18,263	(100,000)
Cash and cash equivalents, beginning of year	18,263	—	(100,000)

Cash and cash equivalents, end of year	$73,150	$18,263	$—

Supplementary information:
Interest paid	$—	$353	$—
Income taxes paid	—	—	—
Non-cash transactions:
Common stock issued for services	—	203,000	—
Issuance of stock options	209,273	5,015	—
Issuance of warrants	19,500	—	—
Issuance of convertible loans	61,584	—	—

See accompanying notes to consolidated financial statements.

DICOM IMAGING SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2000, 1999 and 1998

1.  Nature of business and continuing operations:

    Dicom Imaging Systems, Inc. (the "Company") was incorporated in Nevada and is in the business of developing and selling dental imaging software and support contracts, as well as selling related imaging hardware.

    These consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, described below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company's future operations are dependent upon the market's acceptance of its product and the Company's ability to license their product around the world. There can be no assurance that the Company's product will be able to secure market acceptance or that they will be able to license their product. As of December 31, 2000, the Company has not generated sufficient revenues to fund expenses and has experienced negative cash flow from operations. The Company has reported losses in each of the last three years, and has an accumulated deficit at December 31, 2000 of $1,895,925. Operations have primarily been financed through the issuance of common stock and working capital loans provided by a controlling shareholder. As at December 31, 2000, the Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2001. The intention of management is to generate revenue from the sale of software licenses. Additional debt or equity financing may be required and may not be available on reasonable terms (see note 13). If the Company is unable to generate sufficient cash flow to support its existing level of operations, it may be obligated to reduce its activities. The Company estimates that it currently has available cash flow to sustain them until June 2001. Failure to obtain additional financing at this time may result in liquidation, leading to values which may be much lower than their going concern value.

2.  Significant accounting policies:

  (a)
  Basis of presentation:

      On March 24, 1999, the Company, an entity incorporated on March 17, 1999 and without significant operations, issued 9,000,000 common shares as consideration in exchange for a 30 year exclusive license of the ImagExplorer software and its additional value added modules ("the Business"). After giving effect to the transaction, the vendor of the Business controlled the Company. This transaction has been accounted for as a recapitalization of the Business, effectively as if the Business had issued common shares in consideration equal to the net tangible monetary assets of the Company.

      The Company's historical financial statements reflect the financial position, results of operations and cash flows of the Business for each of the years in the three year period ended December 31, 2000 and include the operations of the Company from the date of the effective recapitalization being March 24, 1999. Stockholders' equity gives effect to the shares issued to the stockholders of the Business prior to March 24, 1999 and the Company thereafter.

      These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The financial statements include the accounts of the Company's wholly-owned subsidiary, 527403 B.C. Limited. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  (b)
  Use of estimates:

      The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods. In these consolidated financial statements, the significant areas requiring the use of estimates include the valuation of long-lived assets, including intangible assets, the fair value of stock options and the recognition of revenue. Actual results may significantly differ from these estimates.

  (c)
  Revenue recognition:

      The Company generates revenues through three sources: hardware sales, software license revenues and services revenues. Hardware revenues are recognized when goods are shipped and title passes.

      Software license revenues are normally generated from licensing the perpetual right to use the Company's products directly to end-users and indirectly through resellers. The Company recognizes as revenue only the fee payable from the reseller, net of any discount. Revenues from multiple-element software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements or customer support services. The Company's agreements with its customers and resellers do not contain product return rights.

      Service revenues are generated from telephone support services. Service revenues are recognized ratably over the term of the contract, typically one year. If a transaction includes both license and service elements, license fee revenues are recognized on shipment of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria. Revenues that have been prepaid or invoiced but do not yet qualify for recognition under the Company's policies are reflected as deferred revenues.

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

  (f)
  Inventory:

      The Company values its inventory at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

  (g)
  Intangible assets:

      Intangible assets are stated at cost and are amortized using the straight-line method over their estimated useful lives of five years.

  (h)
  Equipment:

      Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of three years.

  (i)
  Research and development and advertising:

      Research and development and advertising costs are expensed as incurred.

      Advertising costs charged to selling and marketing expenses in 2000 total $94,591 (1999—$65,992; 1998—nil).

  (j)
  Stock-based compensation:

      As allowed under generally accepted accounting principles, the Company accounts for its stock-based compensation arrangements with employees and directors in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed option plans is recorded at the date of grant to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instruments earned.

      SFAS No. 123, "Accounting for Stock Based Compensation", requires entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. This information is presented in note 8.

  (k)
  Impairment of long-lived assets and long-lived assets to be disposed of:

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of". This statement requires that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. At December 31, 2000, the only long-lived assets reported on the Company's consolidated balance sheet are equipment and certain intangible assets.

  (l)
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

      Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such deferred tax assets will be realized.

  (m)
  Net loss per share:

      Basic loss per share is computed using the weighted average number of common stock outstanding during the period and gives retroactive effect to the shares issued on the recapitalization described in note 1 as well as the 3 for 1 stock split which occurred on April 5, 2000. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss in the periods presented, basic and diluted net loss per share is the same, as any exercise of options would be anti-dilutive.

3.  Accounts receivable:

	2000	1999
Receivable from Dicom Software, Inc.	$—	$37,777
Canadian Goods and Services tax refund receivable	21,740	10,006
Trade receivables	56,828	432

	$78,568	$48,215

    The receivable from Dicom Software Inc., a related company controlled by three of the directors of the Company, was non-interest bearing and due on demand. The receivable from Dicom Software Inc., was paid in full during the year ended December 31, 2000.

4.  Inventory:

    Inventory as at December 31, 2000 is made up of the following:

Packaged software	$5,428
Cameras and other hardware	101,912

$107,340

5.  Intangible assets:

2000	Cost	Accumulated amortization	Net book value
Trademarks	$59,913	$14,158	$45,755
Medical License	250,000	35,047	214,953

	$309,913	$49,205	$260,708

1999	Cost	Accumulated amortization	Net book value
Trademarks	$17,250	$2,013	$15,237

    On March 24, 1999 management entered into an agreement that provides the Company with the exclusive, transferable, worldwide right to reproduce, develop and distribute Image explorer and its value added modules for a period of 30 years in exchange for 1,000,000 common shares of the Company (see note 1).

    Trademarks relate to the Dental Imaging Software and are valid for a period of 40 years.

    In February 2000, the Company exercised its option to acquire a 30 year exclusive, transferable, worldwide license to the medical version of the imaging software for a fee of $250,000.

6.  Deferred revenue:

	2000	1999
Support revenue	$34,754	$48,699
License revenue	98,522	200,000
Other	23,195	—

	$156,471	$248,699

    In March 2000, the Company entered into various license agreements that allow the licencees the exclusive rights to distribute the Company's dental imaging software products in the United Kingdom, Australia, New Zealand, Mexico, Brazil, Spain and Portugal in exchange for cash of $914,985, The licence agreements are renewable over the next twelve months with royalties ranging from 5% to 20% of gross revenues from the sale of software over the next three years of these agreements. Of the amount received to December 31, 2000, $816,463 has been recognized as revenue in 2000 and $98,522 was recorded as deferred revenue.

7.  Equipment:

2000	Cost	Accumulated amortization	Net book value
Computer Hardware	$98,709	$31,726	$66,983
Computer Software	6,528	3,104	3,424
Equipment	14,309	1,558	12,751
Demonstration Equipment	36,613	12,218	24,395

	$156,159	$48,606	$107,553

1999	Cost	Accumulated amortization	Net book value
Computer Hardware	$41,421	$10,282	$31,139
Computer Software	4,458	1,082	3,376
Demonstration Equipment	14,887	2,763	12,124

	$60,766	$14,127	$46,639

8.  Capital stock:

(a)
Stock option and stock-based compensation:

  In 1999, the Company adopted a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants to acquire shares of the Company's common stock.

  The Board of directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for qualified incentive stock options shall not be less than the fair market value of the underlying stock at the date of grant.

  A summary of stock option activity for the two years ended December 31, 2000 is as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 1998	—	$—
Granted	11,785,491	0.17
Exercised	—	—
Cancelled	—	—

Outstanding, December 31, 1999	11,785,491	0.17
Granted	172,500	5.58
Exercised	—	—
Cancelled	(275,000)	3.32

Outstanding, December 31, 2000	11,682,991	$0.17

Exercisable, December 31, 2000	11,621,741	$0.16

Weighted average fair value of options granted during 2000	$0.12

    The options outstanding at December 31, 2000 have dates of expiry ranging from 4 to 10 years and vest as follows:

Number of options	Exercise price	Date vested
11,250,000	$0.11	March 17, 2000
25,000	6.50	May 8, 2000
220,500	0.83	October 1, 2000
37,500	2.67	February 17, 2001
90,000	1.67	June 7, 2001
30,000	2.31	July 10, 2001
30,000	3.75	August 21, 2001

11,683,000

    During the year ended December 31, 2000, the Company recorded non-cash compensation expense of $209,273 (1999—$5,015; 1998—nil) relating to the issuance of 172,500 (1999 - 400,500; 1998—nil) stock options to purchase common shares to certain contractors of the Company, representing the fair value benefit of the options.

    The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to account for grants to employees under the Company's existing stock based compensation plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under those plans consistent with the measurement provisions of FAS 123, the Company's net loss and basic loss per share would have been adjusted as follows:

	2000	1999
Loss for the period—as reported	$739,929	$1,055,996
Loss for the period—proforma	3,081,236	1,475,386
Basic loss per share—as reported	0.03	0.06
Basic loss per shares—proforma	0.14	0.08

    The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	140.0%
Risk-free interest rate	5.86%
Expected life of options	3 - 4 years
(b)
Stock split:

    On December 22, 1999, the Company authorized a 3-for-1 stock split of the Company's common stock. On March 31, 2000, the Company announced an additional 3-for-1 stock split which occurred on April 5, 2000. All share and per share information has been adjusted retroactively to reflect the stock split.

9.  Operating leases:

    The Company leases office facilities in the province of British Columbia and the State of Washington under lease agreements that expire on March 31, 2002 and December 1, 2001, respectively. In addition, the company leases certain telephone equipment. Minimum lease payments under these operating leases are approximately as follows:

2001	$40,555
2002	10,715

    Rent expense totalled $39,708 for the period ended December 31, 2000 (1999—$16,468, 1998—nil).

10.  Income taxes:

    Income tax recovery attributable to losses from operations was Nil for the period December 31, 2000 (1999—Nil), and differed from the amounts computed by applying the United States federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2000	1999
Computed "expected" tax recovery	$(251,575)	$(359,038)
Increase (reduction) in income tax recovery resulting from income taxes in a higher tax rate jurisdiction	(85,092)	(121,440)
Permanent difference resulting from stock-based compensation and other non-deductible expenses	137,041	2,878
Change in valuation allowance	199,626	477,600

	$—	$—

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities is presented below:

	2000	1999
Deferred tax assets:
Compensation expense not currently deductible for tax	$55,112	$—
Equipment and intangible assets, principally due to differences in depreciation	44,139	7,344
Share issue costs	50,478	67,304
Net operating loss carryforward	611,627	487,082

Total gross deferred tax assets	761,356	561,730
Valuation allowance	(761,356)	(561,730)

Net deferred tax assets	—	—
Net deferred tax liabilities	—	—

Deferred taxes	$—	$—

    The valuation allowance for deferred tax assets as of December 31, 2000 was $761,356. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $1,673,309 prior to the expiration of the net operating loss carryforwards of approximately $487,000 in 2006, and approximately $125,000 in 2007. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management does not believe it is more likely than not that the Company will realize the benefits of these deductible differences.

11.  Financial instruments:

  (a)
  Fair values:

    The fair value of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments.

    The fair value of payable to related parties and loans from related party are not determinable because it is not practicable to determine fair values with sufficient reliability due to their related party nature.

  (b)
  Foreign currency risk:

    The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not, to date, entered into foreign currency contracts to mitigate or hedge the foreign currency risk.

12.  Segmented information:

    The Company operates in one business segment, computer software development and distribution. The Company's equipment is located in Canada and the revenue for the period ended December 31, 2000 has been primarily derived from sales to customers based in the United States. Revenues by product-type are as follows:

	2000	1999	1998
Licence revenue	$1,288,061	$—	$—
Hardware sales	676,242	118,044	—
Software sales	387,508	106,366	—
Support and other revenue	151,091	24,622	—

	$2,502,902	$249,032	$—

13.  Loans from related party:

    During the year 2000, the Company entered into financing agreements with Torchmark Holdings Ltd. ("Torchmark"), a controlling shareholder. On August 14, 2000, the Company issued a promissory note to Torchmark for $250,000. As consideration for the execution of this note, the Company granted the lender 31,620 warrants to purchase common stock of the company for $2.37 per share exercisable as of the date of the agreement. The fair value of these warrants at the date of issuance determined by the Black-Scholes option pricing model was $19,500 that has been fully recognized as interest expense in the year ended December 31, 2000. The promissory note was refinanced during the year and was not outstanding as at December 31, 2000.

    The Company also entered into the following convertible loan agreements with Torchmark:

	2000	1999
10% convertible promissory note, due May 6, 2001	$255,685	$—
10% convertible promissory note, due May 6, 2001	250,000	—
10% convertible promissory note, due May 6, 2001	51,000	—

	$556,685	$—

    The unpaid principal of the promissory notes to Torchmark are convertible at any time into common shares at a rate of 90% of the fair market value of the common shares at the agreement date of each note. The $255,686 and $250,000 promissory notes were signed November 7, 2000 at which time the fair market value of the Company's common shares was $1.00. The $51,000 promissory note was signed December 21, 2000 at which time the fair market value of the common shares was $0.44. As the conversion price was less than the market value of the Company's common shares at the issuance date, a beneficial conversion option equal to the difference of $61,854 has been recognized. The resulting deemed discount on the convertible notes has been fully recognized in interest expense in the year ended December 31, 2000.

14.  Related party balances and transactions:

	2000	1999
Payable to:
Torchmark Holdings Ltd., a controlling shareholder	$112,971	$—
Dicom Software Inc., a company under common control	2,000	—
529489 BC Ltd., a company under common control	5,771	9,218

	$120,742	$9,218

    During the year, the Company exercised its option to acquire a license to the medical version of the imaging software from Torchmark Holdings Ltd., a controlling shareholder, for a fee of $250,000. As at December 31, 2000, $100,000 of the fee remained payable to Torchmark Holdings Ltd. at a rate of 8.5% interest, due May 6, 2001. Total interest expense related to Torchmark Holdings Ltd. for the year ended December 31, 2000 was $18,656.

    During the year, the Company leased office furniture and computer equipment in the amount of $21,191 (1999—$18,679), from Dicom Software Inc., a company controlled by three of the directors of the Company.

    During 2000, the Company leased office space in the amount of $43,206 (1999—$16,284) from 529489 BC Ltd., a company partially owned by Dicom Software Inc. At December 31, 2000, accounts payable included $5,771 (1999—$ 9,218) payable to 529489 BC Ltd relating to this rent.

    During the year, the Company purchased two trademarks in the amount of $6,669 from Source Dental Image, a company controlled by two directors of the Company. In 1999, purchases from Source Dental Image consisted of demo equipment in the amount of $3,744.

15.  Subsequent events:

  (a)
  On January 16, 2001, management retained a firm of financial consultants, Merchant Capital Group Inc., to advise the Company on specific restructuring and cost-reduction opportunities.

    Under the terms of their contract, the Company agreed to a retainer of $50,000 and monthly work fees of $30,000. These amounts are payable on June 30, 2001. In addition, the Company agreed to pay a fee to the consultants upon obtaining external financing based on a formula specified in the contract. Merchant Capital Group Inc. has a first charge against all of the Company's tangible and intangible assets pertaining to these amounts.

  (b)
  On February 14, 2001, the Company entered into a convertible loan agreement with Torchmark Holdings Ltd., a related party, for $200,000 at a rate of 10%, due May 6, 2001. Under the terms of the agreement, the lender may convert the loan in whole or in part into common shares at a conversion rate equal to 90% of the market price of the shares on the date of the agreement.

  (c)
  On March 2, 2001 the Company terminated five employees, including three members of senior management.

  (d)
  On April 11, 2001, the Company entered into a settlement agreement with two of the senior management employees terminated in March 2001 (c). Under the terms of this agreement, the Company paid total severance to the two former employees of approximately $35,000 which represented the total obligation payable to the employees relating to services performed.

16.  Comparative figures:

    Certain of the comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DR. DAVID GANE, CHIEF EXECUTIVE OFFICER AND DIRECTOR

    Dr. Gane has been an officer and director of Dicom since March 17, 1999. Dr. Gane was the President and Co-Founder of Source Dental Image Inc. from March 1992 until January 1995, a company specializing in the development and sales of Dental Imaging Software; he was a co-founder of Image FX Software Solutions Inc. from February 1995 until February 1999, a company specializing in the development and sales of Imaging Solutions to Dentists and Physicians; and was past Program Director, Imaging Technologies, for Experdent Centers of Dental Excellence. Dr. Gane has consulted for a number of Corporations and universities on digital imaging for dentistry. He has also lectured worldwide and published on the topic of dental imaging and cosmetic dentistry. Dr. Gane has practiced dentistry since 1981 and maintains an exclusive part-time cosmetic dental practice.

WAYNE REES, VICE-PRESIDENT, DIRECTOR

    Mr. Wayne Rees has been an officer and director of Dicom since March 17, 1999. Previously, Mr. Rees co-founded Image FX Software Solutions Inc. and co-designed the Image FX / CosmetiX imaging systems for dentistry, and the MedX / Simulator System for Medical use.

TODD REES VICE-PRESIDENT AND DIRECTOR

    Mr. Todd Rees has been an officer and director of Dicom since March 17, 1999. Before joining Dicom, Mr. Rees was the President and co-founder of Image FX Software Solutions Inc. from 1995 until 1999.

STEPHEN WINTER VICE-PRESIDENT, TREASURER, SECRETARY AND DIRECTOR

    Mr. Winter has been an officer and director of Dicom since March 17, 1999. Mr. Winter is presently the Vice President of Photo Type Composing Ltd., located in Victoria, B.C., Canada, where he has held various positions since January 1984. He is responsible for the design, development, and promotion of seven publications specializing in Recreational Atlases.

FAMILY RELATIONSHIPS

    Todd Rees and Wayne Rees are brothers.

STOCK HOLDINGS FOR DIRECTORS, OFFICERS AND CONTROL PERSONS

    (all numbers of shares are reported after the two three-for-one forward stock splits that occurred on December 22, 1999 and April 5, 2000)

	Number of Shares	Number of Stock Options
David Gane	900	2,999,997	*
Wayne Rees	900	2,999,997	*
Todd Rees	900	2,999,997	*
Stephen Winter		2,250,000	*
Torchmark Holdings Ltd.	8,550,000	31,620

*
Fully vested, unexercised options to purchase common shares at $0.11 per share.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

    Prior to February 27, 2001, the Company had never received any Section 16(a) reports from any person subject to its requirements, other than one form 4 received on December 14, 2000 from Mr. Reza Bazargan, the Company's former Chief Technology Officer. According to the Form 3's filed on March 8, 2001 pursuant to Section 16(a) by the Company's officers and directors, and to the Company's knowledge, the following facts appear, as reported by the Company in an amended 10-KSB/A-2 filed on March 9, 2001:

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

Item 10. EXECUTIVE COMPENSATION

    The following table sets forth certain information with respect to compensation paid by the Company for the fiscal year ended December 31, 2000 and for the prior fiscal year to the Company's officers listed below. No other executive officer received more than $72,000 in annual compensation.

SUMMARY COMPENSATION TABLE

    Executive Compensation

Name	Title	Compensation in 2000	Compensation in 1999	# Options Granted in 2000	# Options Granted in 1999
David Gane	CEO, Director	$76,700.00	$54,000.00	-0-	2,999,997
Wayne Rees	VP Sales, Director(1)	$73,603.09	$59,220	-0-	2,999,997
Todd Rees	VP Customer Support, Director(2)	$61,805.96	$48,880	-0-	2,999,997
Don Williams	President, COO(3)	$72,711.51	n/a	-0-	n/a
Richard Bergin	VP Marketing(4)	$44,088.03	n/a	-0-	n/a
Reza Bazargan	Chief Technology Officer(5)	$62,200.00	n/a	-0-	n/a
Paul Fernandez	Chief Financial Officer(6)	$12,016.51	n/a	-0-	n/a

(1)
Wayne Rees has been VP, Sales and a Director since March 17, 1999 and VP, Marketing from March 2, 2001 to present.

(2)
Todd Rees has been VP Customer Support and a Director since March 17 1999 and Chief Technology Officer since March 2, 2001.

(3)
Don Williams was President and COO from June 20, 2000 to March 2, 2001.

(4)
Richard Bergin was VP Marketing from June 20, 2000 to March 2, 2001.

(5)
Reza Bazargan was Chief Technology Officer from June 20, 2000 to January 2, 2001.

(6)
Paul Fernandez was Chief Financial Officer from November 22, 2000 until April 4, 2001, and is currently employed by the Company as a Financial Consultant.

    In addition to their base salaries, the above-noted officers and directors currently receive employee benefits such as health, accident, life, and long-term disability insurance coverage.

    Dicom pays a minimal monetary compensation to its outside directors, and does not compensate its directors for attendance at meetings. The Company does reimburse the directors for reasonable expenses incurred during the course of their performance.

    During the most recently completed financial year ended December 31, 2000, Dicom did not have a pension plan for its directors, officers or employees.

    On March 17, 1999, Dicom granted options to each of David Gane, Wayne Rees and Todd Rees to purchase 2,999,997 shares of Common Stock at $0.11 per share through March 17, 2005, this exercise price having been restated to take into account the two three-for-one stock splits that occurred on December 22, 1999 and April 5, 2000. The options expire 5 years from the grant date. These options were fully vested as at December 31, 2000. All shares of Common Stock acquired upon exercise of all options are subject to a 180-day lock up provision before they may be resold.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of Dicom, as of December 31, 2000

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Torchmark Holdings Ltd PO Box 290 Caribbean Place Leeward Highway Providenciales, Turks and Caicos Islands	8,581,620		39.7%
David Gane 1081 Kent Street White Rock, BC Canada V4B4T2	3,000,897	(2)	12.2%
Wayne Rees 13670 Malabar St. White Rock, BC Canada V4B2X9	3,000,897	(2)	12.2%
Todd Rees #112-15282 19th Avenue Surrey, BC Canada V4B1X6	3,000,897	(2)	12.2%
Stephen Winter 4610 Boulderwood Drive Victoria, BC Canada	2,250,000	(3)	9.4%
All officers and directors as a group (4 persons)	11,252,691		34.3%

(1)
This table is based on 21,600,000 shares of Common Stock outstanding on December 31, 2000. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December 31, 2000, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2)
Includes options to acquire 2,999,997 shares of common stock at an exercise price of $0.11 per share, which are currently fully vested and unexercised.

(3)
Includes options to acquire 2,250,000 shares of common stock at an exercise price of $0.11 per share, which are currently fully vested and unexercised.

CHANGES IN CONTROL

    There are no agreements known to management that may result in a change of control of the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Dicom did not develop the ImagExplorer or value-added software, but licensed the same from Torchmark Holdings, Ltd., a Turks and Caicos Islands, B.W.I. corporation ("Torchmark") under a License Agreement dated March 17, 1999 by and between Torchmark and Dicom, and a Capital Contribution Agreement dated March 17, 1999 by and between Torchmark and Dicom. Under the terms of the agreement, Torchmark has given Dicom an exclusive, world-wide, royalty free, fully paid-up license to use, sell, distribute and sublicense the Software for a thirty year period. During 2000, Dicom exercised its option to license the medical version of the Software from Torchmark for a fee of $250,000, of which $150,000 was paid to Torchmark and $100,000 was payable as at December 31, 2000 at a rate of interest of 8.5% per annum.

    Dicom has entered into the following financing agreements with Torchmark:

    On August 14, 2000, Dicom issued a promissory note to Torchmark for $250,000. This promissory note was refinanced during the year and was not outstanding as at December 31, 2000.

    On November 7, 2000, the Company entered into a convertible loan agreement with Torchmark for $255,685, bearing interest at 10% per annum and repayable on or before May 6, 2001.

    On November 7, 2000, the Company entered into a convertible loan agreement with Torchmark for $250,000, bearing interest at 10% per annum and repayable on or before May 6, 2001.

    On December 21, 2000, the Company entered into a convertible loan agreement with Torchmark for $51,000, bearing interest at 10% per annum and repayable on or before May 6, 2001.

    On February 14, 2001, the Company entered into a convertible loan agreement with Torchmark for $200,000, bearing interest at 10% per annum and repayable on or before May 6, 2001.

    The Company is currently negotiating an extension of the repayment date on the outstanding loan agreements, and Torchmark has indicated its willingness to extend the repayment date by one year.

    Directors Wayne Rees, Todd Rees and David Gane are the sole shareholders of Image FX Software Solutions Inc. ("Image") which has changed its name to Dicom Software Inc. Directors Todd Rees and David Gane are officers of Image. Image sold the license to the Software to Torchmark for $150,000 Canadian dollars.

    During 2000, the Company leased office furniture and computer equipment in the amount of $21,191 (1999—$18,679), from Dicom Software Inc. (previously Image). During 2000, the Company leased office space in the amount of $43,206 (1999—$16,284) from 529489 BC Ltd., a company partially owned by Dicom Software Inc. At December 31, 2000, accounts payable included $5,771 (1999—$9,218) payable to 529489 BC Ltd. relating to this rent.

    During 2000, the Company purchased two trademarks in the amount of $6,669 from Source Dental Image, a company controlled by two directors of the Company.

Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

Index to Exhibits

3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
10.1(2)	License Agreement dated March 17, 2000 between Dicom and CLG Investments Limited
10.2(3)	Settlement Agreement dated September 26, 2000 between Dicom and CLG Investments Limited
10.3(4)	Marketing Agreement dated October 4, 2000, between Dicom and Eastman Kodak Company
10.4(4)	Software Bundling and Co-Marketing Agreement dated February 13, 2001, between Dicom and Olympus America Inc.
10.5(4)	Authorized Dealer Agreement dated April 6, 2001, between Dicom and Dental X Change, Inc.
10.6	Executive Employment Agreement dated November 22, 2000, between Dicom and Paul Fernandez
10.7
Promissory Note dated November 7, 2000 between Dicom and Torchmark Holdings Ltd. This Promissory Note replaces the Promissory Note dated August 16, 2000 that was included in Form 10-QSB, file number 000-26369, filed on November 14, 2000.
10.8	Convertible Loan Agreement dated November 7, 2000 between Dicom and Torchmark Holdings Ltd.
10.9	Convertible Loan Agreement dated December 21, 2000 between Dicom and Torchmark Holdings Ltd.
10.10	Convertible Loan Agreement dated February 14, 2001 between Dicom and Torchmark Holdings Ltd.

(1)
Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 000-26369.

(2)
Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-QSB, file number 000-26369, filed on May 16, 2000.

(3)
Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-QSB, file number 000-26369, filed on November 14, 2000.

(4)
Confidential treatment requested.

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2001	DICOM IMAGING SYSTEMS, INC.
	By:	/s/ DAVID GANE David Gane

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Dicom Imaging Systems, Inc. in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ DAVID GANE David Gane	President, CEO, Director	May 16, 2001
/s/ WAYNE REES Wayne Rees	VP Sales and Marketing, Director	May 16, 2001
/s/ TODD REES Todd Rees	VP Customer Support, CTO, Director	May 16, 2001
/s/ STEPHEN WINTER Stephen Winter	Secretary, Treasurer, Director	May 16, 2001
/s/ ANTHONY GALLEGOS Anthony Gallegos	Director	May 16, 2001

QuickLinks

TABLE OF CONTENTS
  Item 1. DESCRIPTION OF BUSINESS
  Item 2. DESCRIPTION OF PROPERTY
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  Item 7. FINANCIAL STATEMENTS
Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  PART III
  Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
  Item 10. EXECUTIVE COMPENSATION
  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K
SIGNATURES