Form 10QSB
period 2001-03-31
DICOM IMAGING SYSTEMS INC
filed 2001-06-04
CIK 1088537

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2001

Securities and Exchange Commission File Number 000-26369

Dicom Imaging Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0422026 (I.R.S. Employer Identification Number)

#201 — 15047 Marine Drive
White Rock, British Columbia
Canada V6B 1C5
(Address of principal executive offices, including zip code)

(604) 531-2521
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES   X      NO

The number of issued and outstanding shares of the Registrants Common Stock,
$0.001 par value, as of March 31, 2001, was 21,600,000.

DICOM IMAGING SYSTEMS, INC.

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.	4
	Consolidated Balance Sheets as at March 31, 2001 and December 31, 2000	4
	Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000	5
	Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2001	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings.	10
Item 2.	Changes in Securities.	10
Item 3.	Defaults Upon Senior Securities.	11
Item 4.	Submission of Matters to a Vote of Security Holders.	11
Item 5.	Other Information.	11
Item 6.	Exhibits and Reports on Form 8-K.	12
Signatures		13
Exhibits		12

Forward-looking Statements

    Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by Dicom Imaging Systems, Inc. ("Dicom" or "the Company") in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations; (7) required accounting changes; (8) disputes or claims regarding the Dicom's proprietary rights to its software and intellectual property; and (9) other factors over which Dicom has little or no control.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(Expressed in U.S. dollars)
As At March 31, 2001 and December 31, 2000

	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)
Assets
Current assets:
Cash and cash equivalents	$155,353	$73,150
Cash held in trust (note 3)	66,654	—
Accounts receivable	42,578	78,568
Inventory	81,663	107,340
Prepaid expenses	22,980	43,181

	369,228	302,239
Intangible assets	245,190	260,708
Equipment	101,059	107,553

	$715,477	$670,500

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$469,422	$254,507
Accrued liabilities	337,484	267,378
Payables to related parties	127,582	120,742
Loans from related parties (note 4)	756,685	556,685
Deferred revenue	161,684	156,471

	1,852,857	1,355,783
Stockholders' deficit:
Authorized:
10,000,000 preferred stock, $.001 par value
50,000,000 common stock, $.001 par value
Issued:
21,600,000 common stock	21,600	21,600
Additional paid in capital	1,203,574	1,189,042
Deficit	(2,362,554)	(1,895,925)

	(1,137,380)	(685,283)

	$715,477	$670,500

Continuing Operations (note 1)

Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Revenue	$576,387	$748,228
Cost of sales	312,151	135,391

Gross profit	264,236	612,837

Operating expenses:
Depreciation	28,647	7,735
General and administrative	499,360	130,801
Research and development	48,672	74,082
Selling and marketing	154,186	81,104

	730,865	293,722

Net income (loss)	$(466,629)	$319,115

Net Income (loss) per common share, basic and diluted	$(0.02)	$0.01
Weighted average common shares outstanding,
— basic	21,600,000	21,600,000
— diluted	21,600,000	33,126,969

Consolidated Statement of Stockholders' Equity
(Expressed in U.S. dollars)
Three months ended March 31, 2001
(Unaudited)

	Common stock
			Additional Paid-in capital	Income (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2000	21,600,000	$21,600	$1,189,042	$(1,895,925)	$(685,283)
Compensatory value of stock options issued to non-employees			(7,690)		(7,690)
Issuance of convertible loans (note 4)			22,222		22,222
Net (loss)				(466,629)	(466,629)

Balance at March 31, 2001	21,600,000	$21,600	$1,203,574	$(2,362,554)	$(1,137,380)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Operations:
Loss for the period	$(466,629)	$319,115
Items not involving cash:
Stock based compensation	(7,690)	31,516
Depreciation and amortization	28,647	7,735
Non-cash interest expense	22,222	—
Changes in operating assets and liabilities:
Accounts receivable	35,990	10,188
Inventory	25,677	(30,534)
Prepaid expenses	20,201	(2,422)
Accounts payable	214,915	(18,950)
Accrued liabilities	70,106	(54,379)
Payable to related parties	6,840	—
Deferred revenue	5,213	715,404

Net cash used in operating activities	(44,508)	977,673
Investments:
Purchase of equipment	(6,635)	(10,297)
Cash held in trust	(66,654)	—
Purchase of trademarks	—	(50,000)

Net cash used in investing activities	(73,289)	(60,297)

Financing:
Loan from related party	200,000	—

Net cash provided by financing activities	200,000	—

Increase in cash and cash equivalents	82,203	917,376
Cash and cash equivalents, beginning of year	73,150	18,263

Cash and cash equivalents, end of year	$155,353	$935,639
Supplementary information:
Interest paid	$215	$191
Income taxes paid	—	—
Non-cash transactions:
Issuance of stock options	(7,690)	—
Issuance of convertible loans	22,222	—

1. Continuing operations

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

    The Company's future operations are dependent upon the market's acceptance of its product and the Company's ability to license their product around the world. There can be no assurance that the Company's product will be able to secure market acceptance or that they will be able to license their product. As of March 31, 2001, the Company has not generated sufficient revenues to fund expenses and has experienced negative cash flow from operations. Operations have primarily been financed through the issuance of common stock and working capital loans provided by a controlling shareholder. The intention of management is to generate revenue from the sale of software licenses. Additional debt or equity financing may be required and may not be available on reasonable terms. If the Company is unable to generate sufficient cash flow to support its existing level of operations, it may be obligated to reduce its activities. The Company estimates that it currently has available cash flow to sustain itself until June 30, 2001. Failure to obtain additional financing at this time may result in liquidation, leading to values which may be much lower than their carrying value.

2. Significant accounting policies

(a)
Basis of presentation

    These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim period. The interim financial statements have been prepared on a basis consistent with the annual financial statements of the Company and should be read in conjunction therewith. The Company's results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(b)
Use of estimates

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

3. Cash held in trust

    Cash held in trust as at March 31, 2001, included an amount that was garnished by the Supreme Court of British Columbia and held in trust, pursuant to a legal proceedings as detailed in Part II, Item 1. This legal proceeding was subsequently dismissed on April 23, 2001 and $37,631 in cash was returned to the Company, being net of the settlement amount and legal fees.

4. Loans from related parties

    On February 14, 2001, the Company entered into an additional convertible loan agreement with Torchmark Holdings Ltd., a related party, for $200,000 at a rate of 10%, due May 6, 2001. Under the terms of the agreement, the lender may convert the loan in whole or in part into common shares at a conversion rate equal to 90% of the market price of the shares on the date of the agreement. As the conversion price was less than the market value of the Company's common shares at the issuance date, a beneficial conversion option equal to the difference of $22,222 has been recognized. The resulting deemed discount on the convertible loan has been fully recognized in interest expense in the quarter ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three month period ended March 31, 2001 and March 31, 2000, and the Form 10-KSB for the fiscal year ended December 31, 2000.

Revenue

    Revenue for the three month period ended March 31, 2001 ("1Q01") was $576,387, compared to $748,228 in the three month period ended March 31, 2000 ("1Q00"). The revenue in 1Q01 was derived from the sale of hardware and software licenses primarily to dentists in the United States. The revenue in 1Q00 included $500,000 of revenue that was originally recorded as deferred revenue at December 31, 1999 and subsequently recognized in 1Q00 as a result of the termination of the agreement with Mr. Doug Campbell, and $248,228 in sales of hardware and software licenses directly to dentists in the United States.

Cost of Sales

    The cost of sales of hardware and software licenses was 54.2% in 1Q01 compared to 54.5% in 1Q00, after adjusting 1Q00 revenue for the $500,000 distribution license revenue.

Gross Profit

    Gross profit was $264,236 in 1Q01 compared to $612,837 in 1Q00. The gross profit for 1Q00 included the recognition of $500,000 of distribution license revenue relating to the cancellation of the agreement with Mr. Doug Campbell.

Operating Expenses

    Depreciation expense was $28,647 for 1Q01 compared to $7,735 for 1Q00. There were no material purchases of capital assets during 1Q01. The increase in depreciation expense related mainly to additional amortization expense on intangible assets acquired during 2000.

    General and administrative expense was $499,360 in 1Q01 compared to $130,801 in 1Q00. The increase in general and administrative expense in 1Q01 was due to the following: financial consulting fees of $140,000; increased legal fees of $76,241; additional salary expense of $47,516; severance of $35,484; interest expense on the Torchmark financing agreements of $36,831; and increased insurance expense of $25,106.

    Research and development expense was $48,672 in 1Q01 compared to $74,082 in 1Q00. The reduced expense reflects the Company's lower staffing levels in software development.

    Selling and marketing expense was $154,186 in 1Q01 compared to $81,104 in 1Q00, reflecting higher levels of trade show activity and travel expense.

    The net loss for 1Q01 was $466,629 compared to a net income of $319,115 in 1Q00.

    Operations in the three month period ending March 31, 2001 were funded by a convertible loan agreement from Torchmark Holdings, Ltd. in the amount of $200,000, issued on February 14, 2001.

    Dicom has a history of losses and accumulated deficit and this trend of losses may continue in the future. The Company's ability to obtain and sustain profitability will depend, in part, upon the successful marketing of its existing products and the successful and timely introduction of new products. There can be no assurance that Dicom will ever be profitable.

    The auditors' report on Dicom's December 31, 2000 consolidated financial statements, as filed in Form 10-KSB on May 17, 2001, includes an explanatory paragraph that states that the Company has suffered recurring losses and negative cash flows from operations and has a capital deficiency, conditions that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment as a result of this uncertainty.

    Dicom does not believe it can continue to satisfy its cash requirements from funds generated from operations at existing levels of revenues, and implemented a downsizing of management staff in the first quarter of 2001. In order to continue to fund operations, the Company requires additional sources of funds that may not be readily available.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

    In March 2001, Dicom was named as a Defendant in now settled legal proceedings, instituted by Don Williams, Dicom's former President and Chief Operating Officer. On March 2, 2001, the Company terminated Mr. Williams' employment with Dicom. On March 26, 2001, Mr. Williams instituted legal proceedings against the Company in the Supreme Court of British Columbia (No. S011718), alleging that the Company owed Mr. Williams approximately $56,482 in outstanding bonuses and severance pay. On April 23, 2001, the Company settled Mr. Williams' claim for approximately $17,742. On April 23, 2001, the Company and Mr. Williams consented to and filed, and the Registrar of the Supreme Court of British Columbia entered, a Consent Dismissal Order with the Court, dismissing the legal proceedings.

    In March 2001, Dicom was named as a Defendant in now settled legal proceedings, instituted by Richard Bergin, Dicom's former Vice President Marketing. On March 2, 2001, the Company terminated Mr. Bergin's employment with Dicom. On March 26, 2001, Mr. Bergin instituted legal proceedings against the Company in the Supreme Court of British Columbia (No. S011719), alleging that the Company owed Mr. Bergin approximately $50,563 in outstanding bonuses and severance pay. On April 23, 2001, the Company settled Mr. Bergin's claim for approximately $17,742. On April 23, 2001, the Company and Mr. Bergin consented to and filed, and the Registrar of the Supreme Court of British Columbia entered, a Consent Dismissal Order with the Court, dismissing the legal proceedings.

    On November 22, 2000, a former employee, Mr. Ross Paterson, filed a Writ and Statement of Claim against the Company for wrongful dismissal, in the New Westminster Registry of the Supreme Court of British Columbia. Mr. Paterson is claiming unspecified damages for breach of contract. At a court hearing held on May 14, 2001, the Company requested, and was granted, an adjournment of the proceeding until July 2001.

Item 2. Changes in Securities.

    None.

Item 3. Defaults Upon Senior Securities.

    Dicom has defaulted on certain principal and interest payments due as of May 6, 2001 with respect to the Senior Securities described below. Nonetheless, Dicom has reached an agreement in principle with Torchmark Holdings, Ltd., the lender, to restructure the terms and conditions of the payment of all principal and interest owing on such Senior Securities. The documentation regarding the terms and conditions of such restructuring is expected to be completed on or before June 30, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    On April 24, 2001, the Over-the-Counter Bulletin Board (the "OTC BB"), the market on which Dicom's common stock is traded, appended Dicom's trading symbol, "DCIM", with an "E" because it had not timely filed its Annual Report on Form 10-KSB for the fiscal year ended 2000 with the Securities and Exchange Commission. On May 17, 2001, Dicom filed its Form 10-KSB.

    On May 17, 2001, the OTC BB informed Dicom that an "E" would continue to be appended to Dicom's trading symbol until Dicom files its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001.

    Upon filing this Form 10-QSB with the Securities and Exchange Commission, Dicom will be, and intends to supply the OTC BB with information indicating that it is, current in its public reporting obligations. The time required to remove the "E" from Dicom's trading symbol may vary, but will be no earlier than the next trading day after Dicom files this Form 10-QSB with the SEC.

    The "E" appended to Dicom's trading symbol means that, upon the expiration of a 30-day grace period ending June 18, 2001, its common stock could be suspended from trading on, and subject to removal from, the OTC BB unless Dicom supplies the NASD, the parent company to the OTC BB, with (i) information indicating that Dicom is current in its public reporting obligations pursuant to NASD Rule 6530 and (ii) the NASD is satisfied that Dicom has met such obligations.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

REGULATION SB NUMBER	EXHIBIT
10.4(1)	Software Bundling and Co-Marketing Agreement dated February 13, 2001, between Dicom and Olympus America Inc.
10.5(1)	Authorized Dealer Agreement dated April 6, 2001, between Dicom and Dental X Change, Inc.
10.10(1)	Convertible Loan Agreement dated February 14, 2001 between Dicom and Torchmark Holdings Ltd.

(1)
Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 000-26369), filed on May 17, 2001.

(b)
Reports on Form 8-K.

    On March 2, 2001, Dicom filed a Current Report on Form 8-K (File No. 000-26369) stating, under "Item 5. Other Events", generally that its ImagExplorer and ImagEditor image management software would cease to be distributed for free and that they would be sold with a list price of $999.

    On March 2, 2001, Dicom filed a Current Report on Form 8-K (File No. 000-26369) stating, under "Item 5. Other Events", that Reza Bazargan, Dicom's former Chief Technology Officer, was no longer employed at Dicom and that a replacement for Mr. Bazargan would be hired in due course.

SIGNATURES

    In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICOM IMAGING SYSTEMS, INC.
Date: June 1, 2001	By:	/s/ DAVID GANE President and Chief Executive Officer

QuickLinks

DICOM IMAGING SYSTEMS, INC.
PART I—FINANCIAL INFORMATION
Consolidated Balance Sheets (Expressed in U.S. dollars) As At March 31, 2001 and December 31, 2000
Consolidated Statements of Operations (Expressed in U.S. dollars) (Unaudited)
Consolidated Statement of Stockholders' Equity (Expressed in U.S. dollars) Three months ended March 31, 2001 (Unaudited)
Consolidated Statements of Cash Flows (Expressed in U.S. dollars) (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES