Form 10QSB
period 2001-06-30
DICOM IMAGING SYSTEMS INC
filed 2001-08-14
CIK 1088537

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2001
Securities and Exchange Commission File Number
000-26369

Dicom Imaging Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0422026 (I.R.S. Employer Identification Number)

#201—15047 Marine Drive
White Rock, British Columbia
Canada V6B 1C5
(Address of principal executive offices, including zip code)

(604) 531-2521
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes /x/  No / /

    The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of June 30, 2001, was 21,600,000.

DICOM IMAGING SYSTEMS, INC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(Expressed in U.S. dollars)
As At June 30, 2001 and December 31, 2000
(Unaudited)

	June 30, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$14,895	$73,150
Accounts receivable	82,029	78,568
Inventory	21,003	107,340
Prepaid expenses	16,215	43,181

	134,142	302,239
Intangible assets	229,672	260,708
Equipment	90,069	107,553

	$453,883	$670,500

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$403,150	$254,507
Accrued liabilities	348,615	267,378
Payables to related parties	149,420	120,742
Loans from related parties (note 3)	756,685	556,685
Deferred revenue	185,117	156,471

	1,842,987	1,355,783
Stockholders' deficit:
Authorized:
10,000,000 preferred stock, $.001 par value
50,000,000 common stock, $.001 par value
Issued:
21,600,000 common stock	21,600	21,600
Additional paid in capital	1,202,527	1,189,042
Deficit	(2,613,231)	(1,895,925)

	$453,883	$670,500

Continuing Operations (note 1)

Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Revenue	$519,462	$447,430	$1,095,849	$1,195,658
Cost of sales	236,887	229,482	549,038	364,873

Gross profit	282,575	217,948	546,811	830,785

Operating expenses:
Depreciation	28,359	33,948	57,006	41,683
General and administrative	342,098	327,334	841,458	458,135
Research and development	38,303	136,490	86,975	210,572
Selling and marketing	124,492	113,451	278,678	194,555

	533,252	611,223	1,264,117	904,945

Net loss	$(250,677)	$(393,275)	$(717,306)	$(74,160)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.00)
Weighted average common shares outstanding,
— basic	21,600,000	21,600,000	21,600,000	21,600,000
— diluted	22,763,802		26,445,147

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars)
Three months ended June 30, 2001
(Unaudited)

	Common stock
			Additional Paid-in capital	Income (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2000	21,600,000	$21,600	$1,189,042	$(1,895,925)	$(685,283)
Compensatory value of stock options issued to non-employees			(8,737)		(8,737)
Issuance of convertible loans (note 4)			22,222		22,222
Net loss				(717,306)	(717,306)

Balance at June 30, 2001	21,600,000	$21,600	$1,202,527	$(2,613,231)	$(1,389,104)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Operations:
Loss for the period	$(717,306)	$(74,160)
Items not involving cash:
Stock based compensation	(8,737)	129,084
Depreciation and amortization	57,006	41,683
Loss on sale of assets		3,011
Non-cash interest expense	22,222	—
Changes in operating assets and liabilities:
Accounts receivable	(3,461)	(70,312)
Inventory	86,337	(48,337)
Prepaid expenses	26,966	(53,166)
Accounts payable	148,643	(7,782)
Accrued liabilities	81,237	168,415
Payable to related parties	28,678	—
Deferred revenue	28,646	635,430

Net cash used in operating activities	(249,769)	723,866
Investments:
Sale of equipment	—	2,500
Purchase of equipment	(8,486)	(76,054)
Purchase of medical license	—	(250,000.00)
Purchase of trademarks	—	(56,870)

Net cash used in investing activities	(8,486)	(380,424)

Financing:
Loan from related party	200,000	—

Net cash provided by financing activities	200,000	—

Increase (decrease) in cash and cash equivalents	(58,255)	343,442
Cash and cash equivalents, beginning of year	73,150	18,263

Cash and cash equivalents, end of year	$14,895	$361,705
Supplementary information:
Interest paid	$215	$191
Income taxes paid	—	—
Non-cash transactions:
Issuance of stock options	(8,737)	—
Issuance of convertible loans	22,222	—

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

    The Company's future operations are dependent upon the market's acceptance of its product and the Company's ability to license its product around the world. There can be no assurance that the Company's product will be able to secure market acceptance or that the Company will be able to license its product. As of June 30, 2001, the Company has not generated sufficient revenues to fund expenses and has experienced negative cash flow from operations. Operations have primarily been financed through working capital loans provided by a controlling shareholder. The intention of management is to generate revenue from the sale of software licenses. Additional debt or equity financing may be required and may not be available on reasonable terms. If the Company is unable to generate sufficient cash flow to support its existing level of operations, it may be obligated to reduce its activities or declare insolvency and seek protection under the bankruptcy laws. The Company estimates that it currently has available cash flow to sustain itself until September 3, 2001. Failure to obtain additional financing at this time may result in liquidation, leading to values which may be much lower than their carrying value.

2.  Significant accounting policies

(a)
Basis of presentation

    These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim period. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual audited financial statements of the Company and should be read in conjunction therewith. The Company's results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

(b)
Use of estimates

    The preparation of the unaudited interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods. In these unaudited interim consolidated financial statements, the significant areas requiring the use of estimates include the valuation of long-lived assets, including intangible assets, the fair value of stock options and the recognition of revenue. Actual results may significantly differ from these estimates.

3.  Loans from related parties

    On July 3, 2001, the Company entered into a Convertible Loan Agreement (the "Convertible Loan Agreement") with Torchmark Holdings Ltd. ("Torchmark"), a related party, for $906,105 (the "Loan") at a rate of 10%, due September 3, 2001. Under the terms of the Convertible Loan Agreement, the lender may convert the Loan in whole or in part into common shares at a conversion rate equal to 90% of the market price of the shares on the date of the Loan. The Convertible Loan Agreement allows the Company to borrow an additional $100,000. The Loan constitutes restructuring of certain debt previously owed by the Company to Torchmark pursuant to Promissory Notes dated (i) November 7, 2000 ($255,684.93, plus accrued interest of $17,006.82); (ii) November 7, 2000 ($250,000 plus accrued interest of $16,628.69); (iii) December 21, 2000 ($51,000 plus accrued interest of $2,743.34); (iv) February 14, 2001 ($200,000 plus accrued interest of $7,618.92) and License and Distribution Agreements dated (v) November 1, 2000 ($50,000 plus accrued interest of $2,888.26); and (vi) November 30, 2000 ($50,000 plus accrued interest of $2,533.56).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with the accompanying unaudited interim consolidated financial statements for the three-month and six-month periods ended June 30, 2001 and June 30, 2000, and the Form 10-KSB for the fiscal year ended December 31, 2000. These unaudited interim consolidated financial statements have been prepared by management and have not been reviewed by the Company's auditor.

Revenue

    Revenue for the three-month period ended June 30, 2001 ("2Q01") was $519,462, compared to $447,430 in the three-month period ended June 30, 2000 ("2Q00"), representing an increase in overall revenue of 16% over the comparable period last year. The revenue in 2Q01 was derived from the sale of hardware and software licenses primarily to dentists in the United States. The revenue in 2Q00 included $78,112 in previously-deferred license agreements, and $369,318 from the sale of hardware and software licenses. Sales of hardware and software licenses to dentists increased by 41% in 2Q01 over 2Q00. Revenue for the six-month period ending June 30, 2001 ("1H01") was $1,095,849 compared to $1,195,658 in the six-month period ended June 30, 2000 ("1H00"). Revenue in 1H01 was derived solely from the sale of hardware and software licenses primarily to dentists in the United States, whereas revenue in 1H00 included $578,112 in previously-deferred license agreement revenue.

Cost of Sales

    The cost of sales was 45.6% in 2Q01 compared to 51.3% in 2Q00. The lower cost of sales is due to the Company's focus on software sales rather than hardware. Cost of sales was 50.1% in 1H01 compared to 30.5% in 1H00, reflecting the inclusion of $578,112 in previously-deferred license agreement revenue in 1H00.

Gross Profit

    Gross profit was $282,575 or 54.4% of revenue in 2Q01, compared to $217,948 or 48.7% of revenue in 2Q00, again reflecting the Company's focus on software sales rather than hardware. Software sales have a higher margin than hardware. Gross profit was 49.9% in 1H01 compared to 69.5% in 1H00, again reflecting the inclusion of previously-deferred license agreement revenue in 1H00. The gross profit margin in 1H01 is considered more representative of current business operations.

Operating Expenses

    Depreciation expense was $28,359 for 2Q01 compared to $33,948 for 2Q00. There were no material purchases of capital assets during 2Q01. Depreciation expense was $57,006 in 1H01 compared to $41,683 in 1H00.

    General and administrative expense was $342,098 in 2Q01 compared to $327,334 in 2Q00. The increase in general and administrative expense in 2Q01 was due to the following: financial consulting fees of $60,000; increased legal fees of $18,437; interest expense on the Torchmark financing agreements of $21,482; and increased insurance expense of $41,330; offset by reduced expenses for investor relations of $65,731 and reductions in numerous other expenses of $60,754. Comparing 1H01 to 1H00, general and administrative expense increased from $458,135 in 1H00 to $841,458 in 1H01.

    Research and development expense was $38,303 in 2Q01 compared to $136,490 in 2Q00. The reduced expense reflects the Company's lower staffing levels in software development. Research and development expense was $86,975 in 1H01 compared to $210,572 in 1H00, due primarily to lower staffing levels.

    Selling and marketing expense was $124,492 in 2Q01 compared to $113,451 in 2Q00, reflecting higher levels of trade show activity and travel expense. Selling and marketing expense was $278,678 in 1H01 compared to $194,555 in 1H00, as a result of higher trade show activity and associated travel expense.

    The net loss for 2Q01 was $250,677 compared to a net loss of $393,275 in 2Q00. The net loss for 1H01 was $717,306 compared to a net loss of $74,160 in 1H00.

    Operations in the six-month period ending June 30, 2001 were funded out of available cash balances.

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

    Dicom does not believe it can continue to satisfy its cash requirements from funds generated from operations at existing levels of revenues, and implemented a downsizing of management staff in the first quarter of 2001. Further reductions in operating expenses are continuing to be made. In order to continue to fund operations, the Company requires additional sources of funds that may not be readily available.

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

    On November 22, 2000, a former employee, Mr. Ross Paterson, filed a Writ and Statement of Claim against the Company for wrongful dismissal, in the New Westminster Registry of the Supreme Court of British Columbia. Mr. Paterson is claiming unspecified damages for breach of contract. At a court hearing held on May 14, 2001, the Company requested, and was granted, an adjournment of the proceeding until July 2001. In July 2001, the case was adjourned again for the foreseeable future. The Company cannot predict the outcome of this litigation matter. An adverse determination on this matter could result in a material adverse effect on the Company's financial condition and results of operations.

Item 2. Changes in Securities.

(c)
Recent Sales of Unregistered Securities

    Pursuant to a Software Purchase Agreement dated July 3, 2001, by and between the Company and Torchmark Holdings Ltd., a Turks and Caicos Islands corporation ("Torchmark"), the Company issued 5,032,653 shares of common stock of the Company. Pursuant to a Convertible Loan Agreement dated July 3, 2001, by and between the Company and Torchmark (the "Convertible Loan Agreement"), the Company issued a convertible promissory note for $906,105, which is convertible into common stock of the Company at 90% of the closing price per share of common stock of the Company on July 3, 2001. The closing price per share for the common stock of the Company on July 3, 2001, as quoted by the NASD Over-the-Counter Electronic Bulletin Board ("OTC BB"), was $0.10 per share. Additionally, pursuant to the Convertible Loan Agreement, on July 11, 2001, the Company issued a convertible promissory note for $25,000, which is convertible into common stock of the Company at 90% of the closing price per share of common stock of the Company on July 11, 2001. The closing price per share for the common stock of the Company on July 11, 2001, as quoted by the OTC BB, was $0.08 per share. These offers and sales of securities were exempt from registration pursuant to Rule 903(b)(3) of Regulation S, promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

    Dicom defaulted on certain principal and interest payments due as at May 6, 2001 with respect to certain Senior Securities. On July 3, 2001, Dicom restructured the Senior Securities that were in default, by entering into a convertible loan agreement with Torchmark Holdings Ltd. on July 3, 2001, as reported by the Company in its Current Report on Form 8-K (File No. 000-26369) filed on July 23, 2001. The Company does not currently have the ability to pay past due debts. Such non-payment of past due debts may result in a default upon some or all of the obligations to Torchmark described above.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    On August 1, 2001, Torchmark (and others, as a members of a group), filed a Schedule 13D (File No. 005-61815) with the SEC, stating, among other things, that it "expects to enforce the terms of the Security Agreement if the Company does not repay the Loan [the Loan referenced in Item 3 of this Quarterly Report] by September 3, 2001." As of the date of this filing, the Company does not expect to be in a position to repay the Loan on or before September 3, 2001. Accordingly, the Board of Directors of the Company is currently evaluating all of the operational, financial and legal issues facing the Company, and is analyzing all options available to the Company to protect and preserve value for shareholders, creditors, lenders, and other vendors of the Company, including, but not limited to, the possible filing of a petition for bankruptcy under Chapter 7 or Chapter 11 of the United States Bankruptcy Code.

    It is unlikely that the Company will be able to meet its future capital needs. On July 23, 2001, Dicom stated that it has sufficient cash flow to sustain operations until September 3, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, Dicom will require additional, substantial capital infusion. The Company does not believe that this additional capital will be available.

    The Company has explored, and continues to explore, strategic alternatives for the Company, which might include a merger, asset sale, or another comparable transaction or financial restructuring. In the event, however, the Company is unsuccessful in completing one of these strategic alternatives, the Company will be required to cease operations by approximately September 3, 2001. In that case, the Company would be unable to meet its future capital requirements. This would result in a default under all the Company's indebtedness. Potential investors in Dicom's securities should consider the risk that the Company may be in default under these obligations and, in that event, the Company's common stock would have no value.

    On April 24, 2001, the OTC BB, the principal market on which the Company's common stock is traded, appended The Company's trading symbol, "DCIM", with an "E" because it had not timely filed its Annual Report on Form 10-KSB for the fiscal year ended 2000 with the Securities and Exchange Commission. On May 17, 2001, the Company filed its Form 10-KSB. On June 4, 2001, the Company filed its Form 10-QSB, and the "E" symbol was removed by the OTC BB on June 6, 2001.

    On June 19, 2001, the Company terminated the engagement of its financial consultants Merchant Capital Group Incorporated.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

REGULATION SB NUMBER	EXHIBIT
10.11(1)	Software Purchase Agreement dated July 3, 2001, between Dicom and Torchmark
10.12(1)	Convertible Loan Agreement dated July 3, 2001, between Dicom and Torchmark
10.13(1)	Security Agreement dated July 3, 2001 between Dicom and Torchmark
10.14	Amendment No. 1 to Software Purchase Agreement dated July 30, 2001 between Dicom and Torchmark Holdings Ltd.

(1)
Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on July 23, 2001.

(b)
Reports on Form 8-K.

    On July 23, 2001, Dicom filed a Current Report on Form 8-K (File No. 000-26369) stating under "Item 1. Changes in Control of Registrant" that it had issued 5,032,653 common shares to Torchmark in order to purchase certain image archiving, retrieval and enhancement software, and that Torchmark now owns 51% of the voting securities of Dicom. In addition, under "Item 5. Other Events", Dicom stated generally the reasons why it had entered into the Convertible Loan Agreement and Software Purchase Agreement, and stated that if a certain loan from Torchmark is not repaid or renegotiated by September 3, 2001, then Torchmark will have the right pursuant to the terms of the Security Agreement, to require the Company to deliver and/or assign all or any portion of the Company's assets and any and all certificates of title and other documents relating thereto to Torchmark.

SIGNATURES

    In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICOM IMAGING SYSTEMS, INC.
Date: August 14, 2001	By:	/s/ DAVID GANE President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
10.1(2)	License Agreement dated March 17, 2000 between Dicom and CLG Investments Limited
10.2(3)	Settlement Agreement dated September 26, 2000 between Dicom and CLG Investments Limited
10.3(4)	Marketing Agreement dated October 4, 2000, between Dicom and Eastman Kodak Company
10.4(4)	Software Bundling and Co-Marketing Agreement dated February 13, 2001, between Dicom and Olympus America Inc.
10.5(4)	Authorized Dealer Agreement dated April 6, 2001, between Dicom and Dental X Change, Inc.
10.6(5)	Executive Employment Agreement dated November 22, 2000, between Dicom and Paul Fernandez
10.7(5)
Promissory Note dated November 7, 2000 between Dicom and Torchmark Holdings Ltd. This Promissory Note replaces the Promissory Note dated August 16, 2000 that was included in Form 10-QSB, file number 000-26369, filed on November 14, 2000.
10.8(5)	Convertible Loan Agreement dated November 7, 2000 between Dicom and Torchmark Holdings Ltd.
10.9(5)	Convertible Loan Agreement dated December 21, 2000 between Dicom and Torchmark Holdings Ltd.
10.10(5)	Convertible Loan Agreement dated February 14, 2001 between Dicom and Torchmark Holdings Ltd.
10.11(6)	Software Purchase Agreement dated July 3, 2001 between Dicom and Torchmark Holdings Ltd.
10.12(6)	Convertible Loan Agreement dated July 3, 2001 between Dicom and Torchmark Holdings Ltd.

10.13(6)	Security Agreement dated July 3, 2001 between Dicom and Torchmark Holdings Ltd.
10.14	Amendment No. 1 to Software Purchase Agreement dated July 30, 2001 between Dicom and Torchmark Holdings Ltd.

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

(4)
Confidential treatment requested.

(5)
Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-KSB, file number 000-26369, filed on May 17, 2001.

(6)
Incorporated by reference to the exhibits to the registrant's registration statement on Form 8K, file number 000-26369, filed on July 23, 2001.

QuickLinks

DICOM IMAGING SYSTEMS, INC.
PART I—FINANCIAL INFORMATION
Consolidated Balance Sheets (Expressed in U.S. dollars) As At June 30, 2001 and December 31, 2000 (Unaudited)
Consolidated Statements of Operations (Expressed in U.S. dollars) (Unaudited)
Consolidated Statements of Stockholders' Equity (Expressed in U.S. dollars) Three months ended June 30, 2001 (Unaudited)
Consolidated Statements of Cash Flows (Expressed in U.S. dollars) (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX