Form 10QSB
period 2001-09-30
DICOM IMAGING SYSTEMS INC
filed 2001-11-19
CIK 1088537

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2001
                 Securities and Exchange Commission File Number
                                    000-26369


                           Dicom Imaging Systems, Inc.
             (Exact name of registrant as specified in its charter)

                  Nevada                                    88-0422026
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)


                            #201 - 15047 Marine Drive
                          White Rock, British Columbia
                                 Canada V6B 1C5
          (Address of principal executive offices, including zip code)

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

                                  YES [X]     NO [ ]

         The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of September 30, 2001, was 26,632,653.
================================================================================

                           DICOM IMAGING SYSTEMS, INC.


                                                                                                         Page
                                                                                                         ----
PART I - Financial Information                                                                            4

Item 1.  Financial Statements:

         Consolidated Balance Sheets as at September 30, 2001 and December 31, 2000                       4
         Consolidated Statements of Operations for the three months and nine months
           ended September 30, 2001 and September 30, 2000                                                5
         Consolidated Statements of Cash Flows for the nine months ended September 30,
           2001 and September 30, 2000                                                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.           7


PART II - Other Information                                                                               7

Item 1.  Legal Proceedings.                                                                               7

Item 2.  Changes in Securities.                                                                           8

Item 3.  Defaults Upon Senior Securities.                                                                 8

Item 4.  Submission of Matters to a Vote of Security Holders                                              8

Item 5.  Other Information                                                                                8

Item 6.  Exhibits and Reports on Form 8-K.                                                                8

Signatures                                                                                               10

Exhibits                                                                                                 10

Forward-looking Statements

            Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by Dicom Imaging Systems, Inc. ("Dicom" or the "Company") in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes;
(3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations; (7) required accounting changes; (8) disputes or claims regarding the Dicom's proprietary rights to its software and intellectual property; and (9) other factors over which Dicom has little or no control.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           Consolidated Balance Sheets
                           (Expressed in U.S. dollars)
                 As At September 30, 2001 and December 31, 2000


                                                         September 30,  December 31,
                                                              2001          2000
                                                         ------------- -------------
                                                           Unaudited     Audited
Assets
Current assets:
Cash and cash equivalents                                 $        -   $      73,150
Accounts receivable                                                -          78,568
Inventory                                                          -         107,340
Prepaid expenses                                                   -          43,181
                                                          ----------   -------------
                                                                   -         302,239

Intangible assets                                                  -         260,708
Equipment                                                          -         107,553
                                                          ----------   -------------
                                                          $        -   $     670,500
                                                          ==========   =============

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable                                          $  428,647   $     254,507
Accrued liabilities                                           26,642         267,378
Payables to related parties                                        -         120,742
Loans from related parties (note 3)                                -         556,685
Deferred revenue                                                   -         156,471
                                                          ----------   -------------
                                                             455,289       1,355,783


Stockholders' deficit:
Authorized:
10,000,000 preferred stock, $.001 par value
50,000,000 common stock, $.001 par value
Issued:
26,632,653 common stock                                       26,633          21,600
Additional paid in capital                                 1,807,041       1,189,042
Deficit                                                   (2,288,963)     (1,895,925)
                                                          ----------   -------------
Total stockholder's deficit                                 (455,289)       (685,283)

                                                          ----------   -------------
                                                          $        -   $     670,500
                                                          ==========   =============
Continuing Operations (note 1)

                      Consolidated Statements of Operations
                           (Expressed in U.S. dollars)
                                   (Unaudited)

                                                      Three Months         Three Months         Nine Months       Nine Months
                                                         Ended               Ended                Ended              Ended
                                                     September 30,        September 30,       September 30,       September 30,
                                                          2001                2000                  2001              2000
                                                 ------------------------------------------------------------------------------
Revenue                                          $        352,541          $ 1,026,027         $ 1,448,390         $ 2,221,685

Cost of sales                                             100,269              236,700             649,307             601,573
                                                 ------------------------------------------------------------------------------
Gross profit                                              252,272              789,327             799,083           1,620,112
                                                 ------------------------------------------------------------------------------

Operating expenses:
Depreciation                                               47,045               26,522             104,051              68,205
General and administrative                                192,070              292,303           1,033,528             661,815
Research and development                                   17,466              188,272             104,441             398,844
Selling and marketing                                      38,063              182,514             316,741             465,692
                                                 ------------------------------------------------------------------------------
                                                          294,644              689,611           1,558,761           1,594,556
                                                 ------------------------------------------------------------------------------

                                                 ------------------------------------------------------------------------------
Net income/(loss) from operations                         (42,372)              99,716            (759,678)             25,556
                                                 ------------------------------------------------------------------------------

Other income                                              366,640                    -             366,640                   -

                                                 ------------------------------------------------------------------------------
Net income                                       $        324,268          $    99,716         $  (393,038)        $    25,556
                                                 ==============================================================================

Net income/(loss) per common share, basic
  and diluted                                    $           0.01          $      0.00         $     (0.01)        $      0.00

Weighted average common shares outstanding,
    -  basic                                           26,632,653           21,600,000          26,632,653          21,600,000
    -  diluted                                         26,632,653           33,181,808          29,634,607          33,181,808

                      Consolidated Statements of Cash Flows
                           (Expressed in U.S. dollars)
                                   (Unaudited)


                                                                    Nine Months Ended        Nine Months Ended
                                                                   September 30, 2001       September 30, 2000
                                                                   ------------------       ------------------
Operations:
(Loss)/income for the period                                       $         (393,038)      $           25,556

Items not involving cash:
Stock based compensation                                                       (8,689)                 231,926
Depreciation and amortization                                                 104,051                   68,205
Gain on foreclosure of assets                                                (242,927)                       -
Loss on disposal of assets                                                          -                    2,754
Cancellation of debt                                                         (140,666)                       -
Non-cash interest expense                                                     128,456                    5,200

Changes in operating assets and liabilities:
Accounts receivable                                                            25,870                 (136,661)
Inventory                                                                      96,908                  (98,102)
Prepaid expenses                                                               43,181                   (6,235)
Accounts payable                                                              314,806                  188,650
Accrued liabilities                                                          (228,639)                  50,465
Deferred revenue                                                             (106,774)                 (62,317)
                                                                   ------------------       ------------------
Net cash generated/(used) in operating activities                            (407,460)                 269,441

Investments:
Purchase of equipment                                                        (511,818)                (103,164)
Purchase of trademarks                                                              -                 (306,871)
                                                                   ------------------       ------------------
Net cash used in investing activities                                        (511,818)                (410,035)
                                                                   ------------------       ------------------

Financing:
Issue of common shares                                                        503,265                        -
Loan from related party                                                       342,863                  250,000
                                                                   ------------------       ------------------
Net cash provided by financing activities                                     846,129                  250,000

                                                                   ------------------       ------------------
(Decrease)/increase in cash and cash equivalents                              (73,150)                 109,406

Cash and cash equivalents, beginning of period                                 73,150                   18,263

                                                                   ------------------       ------------------
Cash and cash equivalents, end of period                           $               (0)      $          127,669


Supplementary information:
   Interest paid                                                                    -       $           13,372
   Income taxes paid                                                                -                        -

Non-cash transactions:
   Issuance of stock options                                                   (8,689)                 231,926
   Issuance of convertible loans                                              128,456                   19,500

1.  Continuing operations

On September 4, 2001, pursuant to the terms a Security Agreement described in
Item 3: Defaults Upon Senior Securities, Torchmark Holdings Ltd. ("Torchmark") foreclosed on its security interest and caused Dicom to deliver and assign to Torchmark substantially all of Dicom's assets. Following this foreclosure of Dicom's assets, the Company ceased business operations on September 4, 2001.

2.  Basis of presentation

The accompanying unaudited interim financial statements of Dicom Imaging System, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2000, as reported in Form 10-KSB, have been omitted.

3.  Loans from related parties

On September 4, 2001 the Company defaulted on its loans to Torchmark Holdings Ltd., totaling approximately $972,290. Pursuant to the Security Agreement, Torchmark took possession of substantially all of Dicom's assets on September 4, 2001 as payment on defaulted loans. This resulted in a gain on the foreclosure of Dicom's assets of $225,973, being the difference between the loans outstanding and the net book values of the assets foreclosed on.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion should be read in conjunction with the accompanying unaudited interim consolidated financial statements for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000, and the Form 10-KSB for the fiscal year ended December 31, 2000. These unaudited interim consolidated financial statements have been prepared by management and have not been reviewed by the Company's auditor.

Following the foreclosure of Dicom's assets by Torchmark on September 4, 2001, the Company ceased business operations on that date. Management is in the process of negotiating a merger of Dicom with another company, Reality Networks, Inc. ("Reality Networks"), which, if successfully concluded, could result in a re-commencement of new business operations. Dicom has entered into a letter of intent with Reality Networks, proposing a share exchange of ninety percent (90%) of the Company's shares of common stock for all the issued and outstanding shares of Reality Networks. This will result in a change of control of the Company. On November 7, 2001 a related Share Exchange Agreement was signed. If this contemplated merger is not successfully concluded, the Company will be wound down voluntarily. Since the Company has ceased business operations, a detailed analysis of the results of operations for the third quarter of 2001 is considered irrelevant and could be construed to be mis-leading.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On February 21, 2000, the Company entered into a License Agreement (the "License Agreement") with Dicom Imaging UK ("UK"), a partnership of Great Britain, whereby UK obtained the exclusive rights to distribute copies of Dicom's software in the United Kingdom and the Republic of Ireland. On December 14, 2000, Dicom issued a notice of termination of the License Agreement to UK, due to the failure by UK to pay $150,000 in license fee payments by December 1, 2000, and the two parties entered into an arbitration process. On September 1, 2001, Dicom entered into a settlement agreement with UK, whereby the two parties agreed to terminate the license agreement for a payment of $10,000 by Dicom to UK.

Item 2.  Changes in Securities.

None, other than previously reported.

Item 3.  Defaults Upon Senior Securities.

None, other than previously reported.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

         On November 7, 2001, the Company, Reality Networks, Inc., a Delaware corporation ("Reality Networks"), and the shareholders of Reality Networks (the "Reality Networks Shareholders") entered into a Share Exchange Agreement (the "Share Exchange Agreement"). Pursuant to the Share Exchange Agreement, the Company intends to effect a "reverse stock split" so that all the current issued and outstanding shares of common stock of the Company will equal approximately 1,000,000 shares of common stock, and at the closing, the Reality Networks Shareholders will be issued approximately 9,000,000 shares of common stock of the Company so that they would own approximately 90% of the Company's issued and outstanding shares calculated on a post-closing basis. Additionally, the Company intends to change its name to "Reality Networks, Inc." or "Reality Wireless Networks, Inc."; Brent Haines, currently CEO of Reality Networks, may serve as CEO and President of the Company; and the Company intends to relocate its offices to Campbell, California. It is also contemplated that the Company's board of directors will be restructured in connection with the proposed transaction.

         Closing and effectiveness of the Share Exchange Agreement is subject to, among other things, approval of the transaction by the affirmative vote or consent of the majority of holders of voting securities of the Company, the filing by the Company of a definitive information statement on Securities and Exchange Commission Schedule 14C, and customary closing conditions. The Company intends to solicit the consent of Torchmark Holdings Ltd., the holder of a majority of the voting securities of the Company, to the Share Exchange Agreement and the transactions contemplated thereby.

         The Share Exchange Agreement also provides that each of Brent Haines and Rick Ramirez, holders of the majority of the shares of common stock of Reality Networks, and Torchmark and certain of Torchmark's affiliates have agreed to transfer not more than 50% of the shares of the Company's common stock held by each of them for a period of 12 months following closing of the Share Exchange Agreement. Additionally, the Company has agreed to file a registration statement for not less than 50% of the shares of common stock of the Company held by each of Brent Haines, Rick Ramirez, Torchmark and certain of Torchmark's affiliates not less than 120 days after effectiveness of the Share Exchange Agreement.

         The foregoing description of the Share Exchange Agreement and the related transactions thereto does not purport to be complete and is qualified entirely by reference to the Share Exchange Agreement attached as Exhibit 10.18 and incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

REGULATION
SB NUMBER                                     EXHIBIT

10.15 (8)             Form of Note dated September 4, 2001, made by Torchmark to
                      Dicom.

10.16 (9)             Letter of Intent dated October 2, 2001 between Reality
                      Networks and Dicom

10.17 (10)            Form of Amendment No. 1 to Letter of Intent, dated
                      October 10, 2001.

10.18 Form of Share Exchange Agreement dated November 7, 2001 between Dicom, Reality Networks, the Reality Networks Shareholders, Torchmark and certain affiliates of Torchmark.

(8) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on September 7, 2001.

(9) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on October 4, 2001.

(10) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on October 26, 2001.

(b)      Reports on Form 8-K.

         On July 24, 2001, Dicom filed a Current Report on Form 8-K (File No. 000-26369) stating under "Item 1. Changes in Control of Registrant" that it had issued 5,032,653 shares of common stock to Torchmark in order to purchase certain image archiving, retrieval and enhancement software, and that Torchmark now owns 51% of the voting securities of Dicom. In addition, under "Item 5. Other Events", Dicom stated generally the reasons why it had entered into that certain Convertible Loan Agreement (the "Loan Agreement") and Software Purchase Agreement, both dated July 3, 2001, and both by and between Dicom and Torchmark, and stated that if a certain loan from Torchmark is not repaid or renegotiated by September 3, 2001, then Torchmark will have the right pursuant to the terms of that certain Security Agreement dated July 3, 2001 by and between Dicom and Torchmark (the "Security Agreement"), to require the Company to deliver and/or assign all or any portion of the Company's assets and any and all certificates of title and other documents relating thereto to Torchmark.

         On August 31, 2001, Dicom filed a Current Report on Form 8-K (File No. 000-26369) stating under "Item 5.Other Events and Regulation FD Disclosure" that
(i) Dicom is unable to meet certain conditions included in the Loan Agreement;
(ii) on August 28, 2001, Torchmark served notice that Dicom was in breach of the Loan Agreement; and (iii) pursuant to the Security Agreement dated July 3, 2001 by and between Dicom and Torchmark, Torchmark declared all indebtedness held by Dicom and owing to Torchmark immediately due and payable.

         On September 7, 2001, Dicom filed a Current Report on Form 8-K (File No. 000-26369) stating under "Item 5.Other Events and Regulation FD Disclosure" that (i) on September 4, 2001, pursuant to the terms the Security Agreement, Torchmark required Dicom to deliver and assign to Torchmark substantially all of Dicom's assets and any and all certificates of title and other documents relating thereto; (ii) the value of the assets assigned to Torchmark exceeds the approximately $972,290 owed by Dicom to Torchmark; (iii) pursuant to the Security Agreement, on September 4, 2001, Torchmark signed a Note payable to Dicom for $527,709.76, an amount equal to the difference between the value of the assets assigned to Torchmark and the approximately $972,290 owed by Dicom to Torchmark; and (iv) Torchmark acknowledged cancellation of Dicom's debt of approximately $972,290 to Torchmark.

         On October 4, 2001, Dicom filed a Current Report on Form 8-K (File No. 000-26369) stating under "Item 5.Other Events and Regulation FD Disclosure" that on October 2, 2001, Dicom Imaging Systems, Inc. and Reality Networks, Inc. entered into a letter of intent (the "Letter of Intent") proposing a share exchange of ninety percent (90%) of the Company's shares of common stock for all the issued and outstanding shares of Reality Networks, this will result in a change of control of registrant.

         On October 26, 2001, Dicom filed a Current Report on Form 8-K (File No. 000-26369), stating under "Item 5. Other Events and Regulation FD Disclosure" that (i) Dicom cancelled the Note for the principal amount of $527,709.76 dated September 4, 2001, payable to Dicom from Torchmark; (ii) as consideration for the cancellation of the Note, Torchmark committed to the payment of approximately $38,000, which funds are necessary for the payment of certain expenses related to that certain contemplated exchange of shares of common stock by and between Dicom and Reality Networks (as reported in Dicom's Current Report on Form 8-K, filed October 4, 2001 (File No. 000-26369)), including but not limited to, an extension of directors' and officers' liability insurance, attorneys' fees, accountancy fees, filing fees for a Securities and Exchange Commission Schedule 14C, consultancy fees, and costs associated with distributing an SEC Schedule 14C to the beneficial shareholders of Dicom; and
(iii) extensions of certain termination dates of the Letter of Intent.


                                   SIGNATURES

In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DICOM IMAGING SYSTEMS, INC.


Date:  November 19, 2001                  By: /s/ David Gane
                                          -------------------------------------
                                          President and Chief Executive Officer



                                  EXHIBIT INDEX

EXHIBIT NO. AND DESCRIPTION OF EXHIBIT

3.1 (1)           Articles of Incorporation of the Registrant

3.2 (1)           Bylaws of the Registrant

10.1 (2) License Agreement dated March 17, 2000 between Dicom and CLG Investments Limited

10.2 (3) Settlement Agreement dated September 26, 2000 between Dicom and CLG Investments Limited

10.3 (4) Marketing Agreement dated October 4, 2000, between Dicom and Eastman Kodak Company

10.4 (4) Software Bundling and Co-Marketing Agreement dated February 13, 2001, between Dicom and Olympus America Inc.

10.5 (4) Authorized Dealer Agreement dated April 6, 2001, between Dicom and Dental X Change, Inc.

10.6 (5) Executive Employment Agreement dated November 22, 2000, between Dicom and Paul Fernandez

10.7 (5) Promissory Note dated November 7, 2000 between Dicom and Torchmark Holdings Ltd. This Promissory Note replaces the Promissory Note dated August 16, 2000 that was included in Form 10-QSB, file number 000-26369, filed on November 14, 2000.

10.8 (5) Convertible Loan Agreement dated November 7, 2000 between Dicom and Torchmark Holdings Ltd.

10.9 (5) Convertible Loan Agreement dated December 21, 2000 between Dicom and Torchmark Holdings Ltd.

10.10 (5)         Convertible Loan Agreement dated February 14, 2001 between
                  Dicom and Torchmark Holdings Ltd.

10.11 (6)         Software Purchase Agreement dated July 3, 2001 between Dicom and Torchmark Holdings Ltd.

10.12 (6)         Convertible Loan Agreement dated July 3, 2001 between Dicom and Torchmark Holdings Ltd.

10.13 (6)         Security Agreement dated July 3, 2001 between Dicom and
                  Torchmark Holdings Ltd.

10.14 (7)         Amendment No. 1 to Software Purchase Agreement dated July 30,
                  2001 between Dicom and Torchmark Holdings Ltd.

10.15 (8)         Form of Note dated September 4, 2001, made by Torchmark to
                  Dicom.

10.16 (9)         Letter of Intent dated October 2, 2001 between Reality
                  Networks and Dicom

10.17 (10)        Form of Amendment No. 1 to Letter of Intent, dated October 10,
                  2001.

10.18 Share Exchange Agreement dated November 7, 2001 between Reality Networks and Dicom

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

(6) Incorporated by reference to the exhibits to the registrant's registration statement on Form 8K, file number 000-26369, filed on July 24, 2001.

(7) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-QSB, file number 000-26369, filed on August 14, 2001.

(8) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on September 7, 2001.

(9) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on October 4, 2001.

(10) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on October 26, 2001.