Form 10QSB/A
period 2001-09-30
REALITY WIRELESS NETWORKS  INC
filed 2002-04-02
CIK 1088537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2001
                 Securities and Exchange Commission File Number
                                    000-26369


                         REALITY WIRELESS NETWORKS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                      88-0422026
                  ------                                      ----------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification Number)

           #120 W. Campbell Ave., Suite E, Campbell, California 95008
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (408) 379-3822
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



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

PART I - Financial Information

Item 1.  Financial Statements:

The following have been reviewed by Reality Wireless Networks, Inc.'s auditors, Malone & Bailey, PLLC:

         Consolidated Balance Sheets as at September 30, 2001 and
         December 31, 2000;

         Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and September 30, 2000; and

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                         REALITY WIRELESS NETWORKS, INC.
                         -------------------------------
                              (Name of Registrant)



Date:  April 1, 2002                By: /s/ Victor Romero
                                        -----------------------------
                                        Victor Romero, President
                                        and Chief Operations Officer