Form 10KSB
period 2001-12-31
REALITY WIRELESS NETWORKS  INC
filed 2002-04-15
CIK 1088537

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the Fiscal Year Ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                        Commission File Number: 000-26369

                         Reality Wireless Networks, Inc.
                         -------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                               88-042202
          ------                                               ---------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

    #120 W. Campbell Ave., Suite E,
         Campbell, California                                    95008
         --------------------                                    -----
(Address of principal executive offices)                  (Zip/Postal Code)

          (408) 379-3822
          --------------
        (Telephone Number)

          Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
                     Title of each class on which registered
                     ---------------------------------------
                                    None N/A

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of Class)

         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $1,448,390

         Aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 31, 2001 was approximately $120,875. The number of shares of the Registrant's Common Stock outstanding as of December 31, 2001 was 986,560.

         Transitional Small Business Disclosure Format: Yes [X]   No [ ]

                                TABLE OF CONTENTS

Part I
                                                                                Page
                                                                                ----

Item 1.  Description of Business................................................  3

Item 2.  Description of Property................................................ 13

Item 3.  Legal Proceedings...................................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders.................... 13


Part II


Item 5.  Market for Common Equity and Related Shareholder Matters............... 14

Item 6.  Management's Discussion and Analysis or Plan of Operation.............. 14

Item 7.  Financial Statements................................................... 16

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................... 16

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act...................... 17

Item 10. Executive Compensation................................................. 19

Item 11. Security Ownership of Certain Beneficial Owners and
         Management............................................................. 21

Item 12. Certain Relationships and Related Transactions......................... 23

Item 13. Exhibits List and Reports on Form 8-K.................................. 24

SIGNATURES...................................................................... 27

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Acct"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Reality Wireless Networks, Inc. (collectively, referred to as "Reality," "we," "us," "our," and/or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy sales cycles, the Company's dependence upon a relative concentration of customers, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business - Risk Factors" in Part I of this Annual Report on Form 10-KSB. Certain of the forward-looking statements contained in this Annual Report are identified with cross-references to this section and/or to specific risks identified under "Business - Risk Factors."

PART I.

Item 1. DESCRIPTION OF BUSINESS

         The Company was incorporated in the state of Nevada on March 17, 1999 and has been subject to the reporting requirements of the Exchange Act since August 1999. From the Company's inception until September 4, 2001, the Company had designed, developed, marketed, and supported digital imaging software for the dental industry. The Company designed and developed its software products specifically for the use of dentists with a user-friendly interface that integrated with a variety of hardware image-capture devices, including digital cameras, intra-oral cameras, scanners digital x-ray devices and video microscopes. Between September 4, 2001 and December 31, 2001 the company effectively had no business operations.

         Pursuant to that certain Software Purchase Agreement effective July 3, 2001, by and between the Company and Torchmark Holding Ltd., a Turks and Caicos Islands corporation ("Torchmark"), the Company purchased certain image archiving, retrieval and enhancement software containing the source code and object code to certain of the Company's software products, including ImagExplorer, ImagEditor, Whitener, Simulator, ImagExplorer Pro, ImagEditor Pro, and Smile Library in exchange for 5,032,653 shares of common stock of the Company.

         On September 4, 2001, pursuant to the terms that certain Security Agreement dated July 3, 2001 by and between the Company and Torchmark, the Company to assigned and delivered to Torchmark substantially all of the Company's assets, including but not limited to the Intellectual Property, and any and all certificates of title and other documents relating thereto. The assignment to Torchmark effectively ended the Company's dental imaging software business, and the Company search for, explored and evaluated strategic alternatives for the Company, including, but not limited to, a merger, Purchase Agreement or other comparable transaction with a company seeking to become listed on the NASD Over-the-Counter Electronic Bulletin Board ("OTC BB"), the primary market on which the Company's common stock was then, and continues to be, traded. As a result of that search, exploration and evaluation, on November 7, 2001, the Company, Reality Networks and the Reality Networks Shareholders, among others, entered into a Share Exchange Agreement.

         On December 26, 2001, the Company filed with the SEC a Preliminary Information Statement on Schedule 14C (the "Schedule 14C") as part of consummating the Share Exchange Agreement. On February 26, 2002, the Company submitted a notice to the SEC of the Company's withdrawal of its Schedule 14C.

         Effective March 5, 2002, pursuant to that certain Asset Purchase Agreement (the "Purchase Agreement") by and between the Company and Reality Networks, Inc., a Delaware corporation ("Reality Networks"), the Company purchased substantially all of the assets of Reality Networks for approximately 8,449,320 shares of the Company's common stock, $0.001 par value per share, resulting in a change in control of the Company. The assets acquired include, among other things, certain contracts in progress, accounts receivable, equipment the net assets of Reality Networks' wireless Internet service provider business. In connection with the acquisition of such assets, the Company assumed certain liabilities of Reality Networks, including but not limited to, obligations of Reality Networks arising out of the performance of contracts assumed by the Company on and after the closing, liabilities for certain unpaid accounts payable and the other liabilities described in the Purchase Agreement. Giving effect to the Purchase Agreement, the shareholders of Reality Networks hold, in the aggregate, approximately 89% of the Company's issued and outstanding common stock.

         In connection with the issuance by the Company of 8,449,320 shares of the Company's common stock, the Company has entered into a Registration Rights Agreement providing for certain registration and other obligations of the Company.

         The Company's common stock trades on the OTC BB under the ticker symbol "RWNI."

THE COMPANY AFTER THE PURCHASE AGREEMENT

The Company's Products and Services
-----------------------------------

         The Company is a service provider of fixed, wireless, high-speed, broadband Internet access to principally residential homes and small businesses. The Company provides this service as an alternative to digital subscriber line ("DSL") or cable Internet access service. The Institute of Electrical and Electronics Engineers ("IEEE") "802.11a" and "802.11b" radio frequencies, on which no license is required for a broadcaster, such as the Company, to broadcast, is the medium by which the Company provides its service. The Company provides its service primarily in geographical areas of northern California where DSL and cable services are not available and intends to expand its service to geographical areas outside of northern California.

         The Company offers its service to its residential home customers with choices of 256k, 384k, 784k speeds, or a full trunk line telephone standard ("T-1") service at the Internet access speed rate of 1.5Mbps. The Company offers its service to its small business customers, but with additional, appropriate bandwidth allocation as required for a particular network of users at a particular small business office.

How the Technology The Company Uses Works
-----------------------------------------

         The Company offers its Internet access service via wireless networking technologies that utilize the unlicensed 2.4 GHz ISM and 5 GHz UNII spectrum bands.

         The Company considers interoperability a significant factor in choosing a wireless technology. The Company's primary service deployment uses components that comply with the IEEE 802.11a and IEEE 802.11b standards for the Company' wireless networks. All of the Company' wireless equipment uses the 802.11b DSSS protocol to deliver data at rates that approach 11 Mbps.

         The following diagram is a general illustration of how Reality Wireless deploys the IEEE 802.11a and IEEE 802.11b standards:

                                                            Market 1
                                   ---------- nc---------------n
                                  |                            |
                                  |                            |
                                  |                     |--------------|
                                  |                     c    c    c    c
Reality Wireless                  |
Networks NOC                      |                         Market 2
        |----------- mnc-------Internet------ nc---------------n
        |                         |
-------------------               |                            |
|       |         |               |                            |
s       s         s               |                     |--------------|
                                  |                     c    c    c    c
                                  |
                                  |                          Market n
                                   ---------- nc---------------n
                                                               |
                                                               |
                                                        |--------------|
                                                        c    c    c    c
NOC-to-Market Network Architecture

         Notes: Each market has its own dedicated backhaul solution from a provider that is selected when the market is opened. The market networks have the following components:

      N - Node: A node for a given market is the primary network broadcast tower. There may be several subnodes (relays) in a given market network, but never more than one node. A node consists of a backhaul Internet connection, a broadcast antenna array and node controller.

         NC - Node Controller: A node controller is a key server that allows for management, control and monitoring of a particular node from the Company's Network Operations Center (NOC).

         C - Customer Premises Equipment (CPE): The CPE is the endpoint for the network. Each customer has its Internet connectivity through its wireless connection to the node (or one of the subnodes). This equipment can be monitored and managed from the Company's NOC, which is the location for several key central components to the Company's service.

         MNC - Master Node Controller: The master node controller is a central server that manages and monitors a group of nodes via their node controllers. This server allows for the Company's central network management and customer care staff to monitor and view customer and node connection characteristics.

         S - Central Services: Central services are content and service oriented product components such as email, domain services and web hosting.

         The Company deploys its nodes in a tight point-to-multipoint architecture that provides dense coverage of a target market. This coverage density requires that the Company's nodes and subnodes reside within the target market and not on a tower outside that market. The Company typically locates its primary node at a point that has a line of site to the community, and then deploys one-hop, two-radio relays at select customer locations to enhance coverage of the entire market.

Current and Expected Pricing and Anticipated Competition
--------------------------------------------------------

         The Company offers is Internet access service for a required setup price of $299 and a $70 monthly service fee, at a connection speed of 256 Kbps. This is designed to compete favorably with similar products and provide a return on investment that falls within 12 months. The Company believes that this product competes with a national average of approximately $50 per month for cable service and approximately $129 per month for IDSL, an enhanced type of DSL service. The Company intends that its target markets will be geographical areas where cable and DSL services are not available.

Anticipated Sales and Marketing Strategies
------------------------------------------

         The Company intends to engage in the following marketing activities to market and sell its wireless broadband products:

o Conduct market surveys in anticipated key traffic areas.
o Set up marketing booths at community centers and commerce centers.
o Form affiliations with homeowners associations, realty offices, and community organizations.
o Distribute flyers and door hangers to residences and small businesses.
o Conduct direct advertising mail campaigns.
o Enter into resale agreements with local retail outlets.
o Advertise in community newspapers and at community activities and events.

New Executive Offices
---------------------

         In connection with the Purchase Agreement, the Company has relocated its principal executive offices from 4106 Factoria Blvd. SE, Suite 214, Bellevue, Washington 98006 to 120 W. Campbell Ave., Suite E, Campbell, California 95008, and its telephone and fax numbers have changed to (408) 379-3822 and (408) 379-3086, respectively.

Bankruptcy or Receivership
--------------------------

         The Company has never initiated or been the subject of any action under the United States Bankruptcy Code or any receivership or any similar proceeding.

Employees
---------

         As of December 31, 2000, the Company had 1 employee, Mr. John Eltringham, who acted as Chief Executive Officer, President, Secretary, Treasurer and was the Company's sole director.

         As of April 9, 2002, the Company employed 13 full-time employees and 1 part-time employee. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good. We do not currently have any key man life insurance on any of our directors or executive officers.

                                  RISK FACTORS

         You should carefully consider the risks described below as well as other information provided to you in this information statement, including information in the section of this information statement entitled "Special Note Regarding Forward-Looking Statements." The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company's independent or combined business operations. If any of the following risks actually occur, the Company's businesses, financial condition or results of operations could be materially adversely affected, the value of the Company's common stock could decline, and you may lose all or part of your investment.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED.

The Company has an extremely limited operating history and has only recently purchased assets related to its current business. The Company will be vulnerable to a variety of business risks generally associated with young, rapidly growing companies, such as an uncertain ability to execute its business plan and manage growth and expansion, the possible need for substantial additional financing, uncertainty of market acceptance, dependence on key personnel and considerable competition. Consequently the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as those in which the Company intends to compete. These risks also include evolving and unpredictable business models, the Company's ability to anticipate and adapt to developing markets, acceptance by wireless broadband and other users, consumers and business customers of the Company's services and the ability of the Company to establish relationships with a sufficient number of business partners. To address these risks, the Company must, among other things, attract and retain a sufficient number of users of its services, maintain its business customer base, respond to competitive developments, continue to attract, retain and motivate qualified personnel, provide customer service, and continue to develop and upgrade its technologies and commercialize its services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operation. As of February 28, 2002 Reality had 110 accounts and out of those accounts 5 had business access. The Company provides LAN and router field services to its wireless customers only, and out of those 110 accounts, 12 accounts have the LAN and router field services.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

We incurred net losses of $393,038 for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $455,289. We expect to continue to incur net losses for the foreseeable future and negative cash flow from operations through at least December 2003.

We expect to significantly increase our operating expenses as a result of expanding our sales and marketing, product development and administrative operations and developing new strategic relationships to promote our future growth. As a result, we will need to generate significant revenues to meet these increased expenses and to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND REMAIN UNCERTAIN.

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline, perhaps substantially. Factors that may cause fluctuations of our operating results include the following:

- the level of market acceptance of our products and services;

- delays we may encounter in introducing new products and services;

- competitive developments;

- demand for advertising on the Internet; and

- changes in pricing policies and resulting margins.

The volume and timing of orders are difficult to predict because the market for our products is in its infancy and the sales cycle may vary substantially from customer to customer. Currently, our customer contracts are only for a limited period of time, which makes revenues in any quarter substantially dependent upon contracts entered into in that quarter. Moreover, our sales are expected to fluctuate due to seasonal or cyclical marketing campaigns. We expect that revenue growth in the first and third quarters of each year may be lower than revenue growth in the second and fourth quarters of that and the preceding year. We believe this trend may occur as a result of our customers' annual budgetary, purchasing and sales cycles. To the extent significant revenues occur earlier than expected, our operating results for later quarters may not compare favorably with operating results from earlier quarters.

OUR SUCCESS DEPENDS UPON BROAD MARKET ACCEPTANCE OF WIRELESS BROADBAND SERVICES AND WE ARE UNCERTAIN IF OR WHEN SUCH MARKET ACCEPTANCE WILL OCCUR, IF AT ALL.

The market for the Company's wireless broadband services has only recently begun to develop, is rapidly evolving and is characterized by a number of entrants that have introduced or plan to introduce services that may compete with the Company in some manner. As is typical in the case of new and rapidly evolving industries, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. It is therefore difficult to predict the size and future growth rate, if any, of such a market. There can be no assurance that the market for the Company's services will develop or that demand for the Company's services will emerge or become economically sustainable. The success of the Company will depend on the willingness of consumers to purchase wireless broadband services and on the Company's ability to significantly increase those service offerings. The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of wireless broadband as an effective medium of ISP services by consumers. Rapid growth in the use of and interest in wireless broadband is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, wireless broadband as a medium of ISP services. Demand for wireless broadband services is subject to a high level of uncertainty, and there are relatively few proven providers of such services. The development of wireless broadband services as a viable commercial marketplace is subject to a number of factors, including continued growth in the number of wireless broadband users and users of such services, concerns about user security, continued development of the necessary technological infrastructure and the development of complementary services and products. If wireless broadband services do not become a viable commercial marketplace, the Company's business, financial condition and results of operations would be materially and adversely affected.

OUR SUCCESS DEPENDS UPON BROAD MARKET ACCEPTANCE OF THE COMPANY'S METHOD OF DELIVERING WIRELESS BROADBAND SERVICES AND WE ARE UNCERTAIN IF OR WHEN SUCH MARKET ACCEPTANCE WILL OCCUR, IF AT ALL.

While the Company currently provides its Broadband Access to a limited market, the Network Operating Center ("NOC")-to-Market Architecture system with which the Company intends to provide its Broadband Access has not been deployed in its target markets as of the date of this Form 10-K. Consequently, there can be no assurance that the Company's engineering and technical design efforts will be successful in completing providing Broadband Access. The Company's future success will depend in part upon its ability to implement its NOC-to-Market Architecture system to provide value to its target market. There can be no assurance that the Company will successfully develop or commercialize

NOC-to-Market Architecture system in a timely manner, or that NOC-to-Market Architecture system will achieve market acceptance. Any failure to design and implement a working version of the Company's NOC-to-Market Architecture system on a timely basis and at a price acceptable to its target market could have a material adverse effect on the Company's business, operating results and financial condition.

WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND WE MAY BE UNABLE TO OBTAIN SUCH REQUIRED CAPITAL.

The Company believes that its existing capital resources, will be sufficient to meet its presently anticipated cash requirements through only June 2002. No assurance can be given that the Company will not be required to raise additional financing prior to such time. If and when additional funds are raised through the issuance of equity securities, shareholders of the Company will experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its shareholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of business opportunities, respond to competitive pressures, or may be unable to continue operations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION IN THE MARKET FOR WIRELESS BROADBAND SERVICES IS INTENSE AND COULD ADVERSELY AFFECT OUR BUSINESS.

The wireless ISP markets targeted by the Company are intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company expects competition from a number of sources, including, but not limited to, other wireless ISPs, such as AT&T Wireless Broadband and Sprint, as well as established non-wireless ISPs such as BCA and DSL providers. In addition, the Company expects additional competition from other established and emerging companies as the public's acceptance of wireless broadband continues to develop and expand. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, marketing or other resources than the Company. As a result, they may be able to devote greater resources to the development and implementation of their services than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL PERSONNEL.

The success of the Company depends on the continued contributions of its senior management and advisors, particularly Victor Romero, its President and Chief Operating Officer, Brent Haines, its Chief Technology Officer and Rick Ramirez, its Vice President, Business Development. The loss of services of either of these persons could have a material adverse effect on the Company. The Company's ultimate success may be dependent in large part upon its ability to attract and retain additional personnel in such areas as financial management, engineering, customer service and marketing. There can be no assurance that suitable persons for such areas can be located or retained, or that the Company will successfully meet the other challenges imposed by rapid growth. The failure to attract and retain sufficient personnel, or to otherwise manage its operational, financial, and other systems adequately could have a material adverse effect on the Company's business, operating results and financial condition. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. Not all of our officers or key employees are bound by an employment agreement. Our relationships with these officers and key employees are at will. Moreover, we do not have "key person" life insurance policies covering any of our employees.

WE MAY EXPERIENCE DIFFICULTIES MANAGING OUR EXPECTED GROWTH

Due to the nature of the industry and the size of the potential interest in the Company's technologies, rapid growth in the scope of operations is anticipated. This growth will require additional personnel, and have associated higher levels of operating expenses. In order to manage these operations effectively, the Company will need to continuously implement and improve its operational, financial, and management information systems, as well as manage customer service, personnel and business systems.

OUR OFFICERS AND DIRECTORS HAVE SIGNIFICANT CONTROL OF US.

Rick Ramirez, Brent Haines, and Victor Romero majority shareholders, officers and/or directors of the Company, currently each own approximately 39%, 34% and 7%, respectively (amounting to a combined total of approximately 80%), of the issued and outstanding shares of common stock of the Company. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND IS EXPECTED TO CONTINUE TO BE
VOLATILE.

The common stock price of Reality has fluctuated widely since it first traded on the OTC BB in November 1999, and the trading price of our common stock is likely to be volatile, which could result in substantial losses to investors. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to a number of factors, some of which are beyond our control. The market prices of the securities of wireless ISP and communications-related companies have been especially volatile. These broad market and industry factors may significantly harm the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Securities class action litigation, if initiated against us, could result in substantial costs and the diversion of our management's attention and resources.

OUR SHARES OF COMMON STOCK ARE CONSIDERED PENNY STOCK AND ARE SUBJECT TO THE PENNY STOCK RULES, WHICH MAY ADVERSELY AFFECT YOUR ABILITY TO SELL YOUR SHARES

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving Penny Stock. Subject to certain exceptions, a Penny Stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. We anticipate that our shares of common stock are deemed to be Penny Stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of your shares and impede the sale of our shares in the secondary market.

Under the Penny Stock regulations, a broker-dealer selling Penny Stock to anyone other than an established customer or Accredited Investor (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the Penny Stock regulations require the broker-dealer to deliver, prior to any transaction involving a Penny Stock, a disclosure schedule prepared by the SEC relating to the Penny Stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the Penny Stock held in a customer's account and information with respect to the limited market in Penny Stocks.

FUTURE SALES OF COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall dramatically. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

THE COMPANY MAY NEVER PAY DIVIDENDS TO OUR STOCKHOLDERS.

We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES OF BEING A WIRELESS BROADBAND PROVIDER.

Reality is currently subject to regulation that is applicable to businesses generally. However, changes in the regulatory environment relating to telecommunications industry could have an adverse affect upon the Company's business. This includes regulatory changes that directly or indirectly affect telecommunications costs from regional telephone companies or other companies which are currently unable to compete in this market place. The Company cannot predict the impact, if any, that future regulations and/or changes in regulations may have on it business, which change could adversely affect our operations.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO OBTAIN CERTAIN COMMUNITY APPROVALS.

The deployment of the Reality network may be impeded in some areas due to delays caused by community, neighborhood, or association zoning approvals and other local problems. The network deployment requires the installation of rooftop antennas and equipment. Many communities, neighborhoods and homeowners associations have regulations concerning the existence of towers and antennas on their members' homes.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO OBTAIN CERTAIN LANDLORD APPROVALS.

Installation for many commercial and residential customers may be slowed or stopped altogether by landlord approval issues. Rented properties have owner approval issues that need to be resolved before installation can proceed. This process will cause delays and even denial of service for many customers. Additionally, Reality Networks needs to lease space on rooftops or towers from third parties to install the wired access points, and if these leases are not obtained or are available on favorable terms, the business operations and expansion could be impaired.

WE ARE VULNERABLE TO VENDOR SHORTAGES

Reality Networks depends upon third-party suppliers to deliver key components of the network and delays in the shipment of these components could affect the Company's ability to implement its service.

WE RUN THE RISK OF SYSTEM FAILURE THAT COULD ADVERSELY AFFECT OUR BUSINESS.

The continuing and uninterrupted performance of our network is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, primarily failures affecting the ability to deliver wireless Broadband services quickly and accurately to the targeted audience. Sustained or repeated system failures would reduce significantly the attractiveness of our services to our customers. Our business would suffer by any damage or failure that interrupts or delays our operations. Each node of the Company's NOC-to-Market Architecture system depends upon one or more tier one Internet providers and is therefore subject to disruption by network management problems and other events outside of Reality's control.

We rely on third-party service providers to provide access to the Internet and to support our operations. Our support arrangements with these providers are short-term and may be cancelled on short notice. In the event these arrangements are terminated, we may not be able to find alternative service providers on a timely basis or on terms acceptable to us, or at all, which in turn would harm our business.

Our operations depend on our ability to protect our computer systems against damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Substantially all of our operations and computer systems are located at a single facility leased by us in Campbell, California. The occurrence of any of the above factors affecting our ability to maintain uninterrupted system performance would harm our business. Despite network security measures, our servers are vulnerable to computer viruses and disruptions from unauthorized tampering with our computer systems. We do not carry business interruption insurance to compensate for losses that may occur as a result of any of these events. Despite precautions, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future.

RAPID TECHNOLOGICAL CHANGES COULD CAUSE OUR PRODUCTS AND SERVICES TO BECOME OBSOLETE OR REQUIRE US TO REDESIGN OUR PRODUCTS.

The market for wireless Broadband services is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we are unable to develop and introduce products or enhancements in a timely manner to meet these technological changes, we may not be able to successfully compete. Moreover, our products may become obsolete in which event we may not be a viable business. In addition, we may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products and enhancements may cause customers to forego purchases of our products and services and purchase those of our competitors.

Item 2. DESCRIPTION OF PROPERTY

        Reality does not own real property or invest in real estate. As of December 31, 2001, Reality maintained rent-free office space in Bellevue, Washington. As of April 9, 2002 the Company leased an office in Campbell, California.

Item 3. LEGAL PROCEEDINGS

         We are not a party to any litigation and are not aware of any threatened litigation that would have a material adverse effect on its financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During 2001, the Company submitted several matters to Torchmark Holdings Ltd., a Turks and Caicos Islands corporation and majority shareholder of the Company's for such shareholder's consent. On November 21, 2001, Torchmark, at the time, the holder of a majority of the outstanding shares of common stock (503,061 shares), approved, by written consent:

         (i) the since terminated transactions contemplated by that certain Share Exchange Agreement dated November 7, 2001, by and among the Company; Reality Networks, Inc., a Delaware Corporation; the stockholders of Reality Networks; Torchmark; and certain affiliates of Torchmark.

         (ii) an amendment to the Company's Articles of Incorporation changing the name of the Company to "Reality Wireless Networks, Inc.";

         (iii) a 1-for-27 reverse stock split of all shares of the Company's issued and outstanding common stock;

         (iv) the adoption of the Reality Networks 2001 Stock Option Plan; and

         (v) the election John Eltringham as a member of the Board of Directors.

         The 2001 Stock Option Plan adopted by the Company and consented to by Torchmark provides for the grant of incentive stock options to employees and nonstatutory stock options and share purchase rights to employees, directors and consultants. A total of 1,000,000 shares of common stock have been reserved for issuance under our 2001 Stock Option Plan, of which no options to purchase shares of common stock were outstanding as of December 31, 2001 and April 9, 2002. The 2001 Stock Option Plan is currently administered by the Board of Directors, although the Board may designate certain committees to administer the 2001 Stock Option Plan with respect to different groups of service providers.

         Options and shares purchase rights granted under the 2001 Stock Option Plan will vest as determined by the relevant administrator. The exercise price of options and share purchase rights granted under the 2001 Stock Option Plan will be as determined by the relevant administrator, although the exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. Options granted under the 1999 Stock Option Plan generally vest over a three-year period. The Board of Directors may amend, modify or terminate the 2001 Stock Option Plan at any time as long as such amendment, modification or termination does not impair vesting rights of plan participants. The 2001 Stock Option Plan will terminate in 2011, unless terminated earlier by the Board of Directors.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information.

            Reality's Common Stock is not traded on a registered securities exchange, or the NASDAQ. Reality's Common Stock is quoted on the National Association of Securities Dealers OTC Bulletin Board and was first listed on November 7, 1999 under the symbol "DCIM," which symbol was changed to "RWNI" on December 19, 2001. The following table sets forth the range of high and low bid quotations for each fiscal quarter since the stock began trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, a 3-for-1 forward split on March 31, 2000, a 1-for-27 reverse split on December 22, 2001 and may not necessarily represent actual transactions.

FISCAL QUARTER ENDING                 HIGH BID                    LOW BID

December 29, 1999                     $6.125                      $5.8125
March 31, 2000*                       $27.625                     $26
June 30, 2000                         $4.875                      $4.5
September 30, 2000                    $1.1562                     $1.0938
December 29, 2000                     $.4062                      $.2812
March 31, 2001                        $.1875                      $.1562
June 30, 2001                         $.11                        $.09
September 30, 2001                    $.02                        $.01
December 31, 2001                     $.95                        $.25
March 31, 2002                        $.90                        $.90

         On April 5, 2002, the closing price was $.95 per share.

         As of December 31, 2001, there were approximately 74 record holders of the Company's common stock.

         We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On September 4, 2001 the Company defaulted on its loan to Torchmark Holdings Ltd., totaling approximately $972,290. Pursuant to the Security Agreement, Torchmark took possession of substantially all of Reality Wireless Networks (formerly known as Dicom Imaging Systems, Inc.) assets on September 4, 2001 as payment on defaulted loans. Following the foreclosure of Reality Wireless Networks assets by Torchmark on September 4, 2001, the Company ceased business operations on that date.

OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

Revenues for the year ended December 31, 2001 were $1,448,390 compared to $2,502,902 in 2000, and were derived from the sale of hardware and software products, software licenses and support to dentists primarily in the United States.

As the Company is ceased business operations on September 4, 2001 revenue numbers are presented for historical purposes only and should not be used to project future revenue.

GROSS MARGIN

Cost of sales for the year ended December 31, 2001 were $649,307 compared to $711,311 in 2000. The Gross Profit was $799,083 or 55.2% of revenues, compared to $1,791,591 or 71.6% in 2000. Cost of sales included software media, hardware costs, freight, credit card transaction charges and customer support salaries.

As the Company is ceased business operations on September 4, 2001 gross margin numbers are presented for historical purposes only and should not be used to project future gross margin.

OPERATING EXPENSES

Operating expenses included:

Depreciation in the amount of $104,051 on computer and camera equipment used for demonstration purposes at tradeshows, compared to $85,103 in 2000; general and administrative expenses in the amount of $483,551 ($1,482,011 in 2000), which included administrative salaries, audit and legal fees, investor relations expenses and insurance costs; research and development costs in the amount of $104,441 ($262,659 in 2000) for software development; selling and marketing expenses of $316,741 ($584,364 in 2000) that included trade show costs, advertising, mailings, and web site maintenance and interest expense of $183,337 ($117,383 in 2000).

The resulting net loss for the year ended December 31, 2001 was $393,038, or a $0.45 loss per share, compared to a loss of $739,929 or $0.92 loss per share in the year ended December 31, 2000.

Operations for the year ended December 31, 2001 were funded by existing cash balances and additional loans from Torchmark Holdings Ltd in the amount of $250,000 ($556,685 in 2000).

As the Company is ceased business operations on September 4, 2001 operating expenses and net loss numbers are presented for historical purposes only and should not be used to project future earnings.

Cash Requirements

As of December 31, 2001, Dicom had no cash on hand. In order to continue to fund operations, the Company requires additional sources of funds that may not be readily available.

Product Development and Research Plan for the Next Twelve Months

As of March 5, 2002 the Company is a service provider of fixed, wireless, high-speed, broadband Internet access to principally residential homes and small businesses. The Company provides this service as an alternative to digital subscriber line ("DSL") or cable Internet access service. Equipment used can be obtained from numerous vendors and any product development planned will be the testing of new technology as developed by outside vendors.

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant changes in number of employees

The Company plans to employ 35 employees by December 31, 2002

ITEM 7. FINANCIAL STATEMENTS

Consolidated Financial Statements
(Expressed in United States dollars)
Reality Wireless Networks, Inc.

Years ended December 31, 2001 and 2000
                                                                 Page
                                                              ----------
Independent auditors' report                                     F-1

Financial statements:

     Balance sheets                                              F-2

     Statements of operations                                    F-3

     Statements of shareholders' equity                          F-4

     Statements of cash flows                                    F-5

     Notes to financial statements                              F-6-9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         KPMG LLP ("KPMG") was previously the principal accountants for the Company. On December 6, 2001, that firm resigned and the Company engaged Malone & Bailey, PLLC ("Malone & Bailey") as its principal accountants. The decision to change accountants was approved by the board of directors.

         In connection with the audits of the two fiscal years ended December 31, 2000, and the subsequent interim period through May 30, 2001, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. It should be noted that KPMG was not involved in any manner whatsoever in the Company's filing of the June 30, 2001 and September 30, 2001 Form 10-Qs of the Company.

         KPMG's auditors' report on the consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 2000 and 1999, contained a separate paragraph stating that "the Company has suffered recurring losses and negative cash flows from operations and has a capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         Malone & Bailey was not consulted prior to their engagement on the application of any accounting principles or the type of audit opinion that might be rendered.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         As of December 31, 2001, the Company had one officer and director, Mr. John R. Eltringham, who was appointed as a director on November 21, 2001, and served as the Company's Chief Executive Officer, President, Secretary, Treasurer, and sole director through December 31, 2001. On March 13, 2002, Mr. Eltringam resigned as the Company's Chief Executive Officer, President, Secretary and Treasurer. His term as a director expired on March 21, 2002. Certain information about Mr. Eltringham is as follows:

JOHN R. ELTRINGHAM: DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT, SECRETARY AND TREASURER

         Mr. Eltringham received his undergraduate degree in Business Administration with an emphasis in Finance, cum laude, from Washington State University in 1994. In 1997 Mr. Eltringham received his Juris Doctor from Seattle University in 1997. From 1997 to 2001, Mr. Eltringham worked on several complex litigation matters, including intellectual property, antitrust, mergers and acquisitions, and trademark and patent infringement.

         As of April 9, 2002, certain information about the Company's officers and directors is as follows:

VICTOR ROMERO:  PRESIDENT AND CHIEF OPERATIONS OFFICER

         Mr. Romero, 51, was VP of Sales and Operations at OrcoNet.com from 1999 to 2000. At OrcoNet.com he designed, built and implemented a 50-person Internet service provider start-up. From 1997 to 1998, Mr. Romero was a freelance consultant. From 1994 to 1997, he was the Executive Director of Emerging Technologies at Pacific Bell. Mr. Romero received his Bachelors Degree from California State University, Northridge in 1972.

RICK RAMIREZ: DIRECTOR; VICE PRESIDENT, BUSINESS DEVELOPMENT; SECRETARY AND TREASURER

         Mr. Ramirez, 44, is the former Chief Executive Officer and President of OnRadio.com, where he served from 1995 to 2000. Additionally, Mr. Ramirez owned and operated several radio stations in northern California from 1987 to 1995. In connection with his radio experience, he has been involved in the merger, acquisition, operation and turn-around of several radio stations. Mr. Ramirez attended the University of Santa Clara from 1975 to 1979, where he majored in Finance.

BRENT HAINES:  DIRECTOR AND CHIEF TECHNOLOGY OFFICER

         Mr. Haines, 34, currently a director and the Chief Technology Officer for Reality Networks, received his Bachelors Degree in Applied Mathematics from the University of Wisconsin in 1989. From 1990 to 1996, Mr. Haines worked as a Software Engineer and Engineering Manager for several software companies. In 1996 he founded and served as Chief Executive Officer for Grendelnet, an Internet service provider that specialized in software and network design services. He was acting Vice President of Engineering for Harvest Technologies in 1997 and 1998, Lead Architect for Healtheon/WebMD in 1999 and 2000, and Vice President of Engineering for Andalay, from 2000 to 2001.

         The Company does not have any standing audit, nominating, or compensation committees of the board of directors, or committees performing similar functions.

Stock Holdings for Directors, Officers and Control Persons

         The following information regarding shares account for the 1-for-27 reverse stock split that occurred on December 19, 2001.

         As of December 31, 2001, Mr. Eltringham held a convertible promissory note for the principal amount of $10,000, convertible into shares of common stock of the Company at the fair market value per share at the time of conversion. On January 15, 2002, Mr. Eltringam subsequently converted the convertible promissory note into approximately 33,334 shares of common stock of the Company on or about January 22, 2002, The convertible promissory note was convertible into restricted common stock of the Company at the closing price per share of common stock of the Company on January 15, 2002, or $0.30 per share, as quoted by the OTC BB.

         As of April 9, 2002, the Company's officers, directors and control persons, held the following securities of the Company:

                                     Number of
                                     Shares of
                                  Common Stock(1)             Percentage
                                  ---------------             ----------


Rick Ramirez                         3,738,333                   39%

Brent Haines                         3,238,333                   34%

Victor Romero                          700,000                    7%

Torchmark Holdings Ltd.                503,061                    5% (2)

All directors and
officers as a group                  7,476,666                   80%

(1) Based on a total of 986,560 shares of the Company's common stock issued and outstanding as of December 31, 2001.

(2) Gannett, Lexicon and Santa Fe have each agreed to vote the same as any vote by Torchmark at any meeting of the shareholders of the Company; the shared voting power by and among these entities is approximately 532,961 shares of common stock, which amounts to approximately 54% of the issued and outstanding common stock on December 31, 2001.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2001 and during the current fiscal year, all filing requirements applicable to the Company's officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation paid by the Company for the fiscal year ended December 31, 2000 and for the prior fiscal year to the Company's officers listed below. No other executive officer received more than $76,700 in annual compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to compensation paid by the Company for the fiscal year ended December 31, 2001 and for the prior two fiscal years to the Company's officers listed below.

-----------------------------------------------------------------------------------------------------------------------
                                                       SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation              Long-Term Compensation
                                      -------------------              ---------------------------------------
                                                                       Awards                         Pay-Outs
                                                                       ----------------------------   --------
                                                     Other                               Securities             All
                                                     Annual            Restricted        Under-                 Other
Name and                                             Compen-           Stock             lying                  Compen-
Principal                           Salary   Bonus   sation            Award(s)          Options/     LTIP      sation
Position                   Year       ($)     ($)     ($)                ($)             SARs (#)     Payouts    ($)
-----------------------------------------------------------------------------------------------------------------------
John R.                    2001     -0-       -0-      -0-               $6,667            -0-           -0-      -0-
Eltringham; (1), (2)       2000     -0-       -0-      -0-               -0-               -0-           -0-      -0-
Chief Executive            1999     -0-       -0-      -0-               -0-               -0-           -0-      -0-
Officer, President,
Secretary, Treasurer
and Director

Dr. David                  2001     $68,390   -0-      -0-               -0-               -0-           -0-      -0-
Gane; (3)                  2000     $76,700   -0-      -0-               -0-               -0-           -0-      -0-
Chief Executive            1999     $54,000   -0-      -0-               -0-               2,999,997     -0-      -0-
Officer, President,
Secretary, Treasurer
and Director

Wayne Rees; (4)            2001     $49,860   -0-      -0-               -0-               -0-           -0-      -0-
Vice President,            2000     $73,603   -0-      -0-               -0-               -0-           -0-      -0-
Sales; and Director        1999     $61,806   -0-      -0-               -0-               2,999,997     -0-      -0-

Todd Rees; (5)             2001     $41,891   -0-      -0-               -0-               -0-           -0-      -0-
Vice President,            2000     $61,806   -0-      -0-               -0-               -0-           -0-      -0-
Customer Support;          1999     $48,880   -0-      -0-               -0-               2,999,997     -0-      -0-
and Director

Donald Williams; (6)       2001     $49,860   -0-      -0-               -0-               -0-           -0-      -0-
President, Chief           2000     $72,712   -0-      -0-               -0-               -0-           -0-      -0-
Operating Officer          1999     $-0-      -0-      -0-               -0-               -0-           -0-      -0-
-----------------------------------------------------------------------------------------------------------------------

Notes:

     (1) Mr. Eltringham was appointed as a director on November 21, 2001, and as chief executive officer, president, secretary and treasurer on November 21, 2001.

     (2) Mr. Eltringham's restricted stock award was currently in the form of a convertible promissory note, since then converted into shares of restricted common stock of the Company, at the market price per share of the Company's common stock on the OTC BB at the time of conversion and upon completion of his term as director and officer of the Company. Mr. Eltringham completed his term as a director and an officer of the Company on or about March 21, 2002.

     (3) Dr. Gane resigned his positions as a director and an officer of the Company on November 21, 2001, at which time all outstanding options of Dr. Gane to purchase common stock either expired or were cancelled.

     (4) Mr. W. Rees resigned his positions as a director and an officer of the Company on September 4, 2001, at which time all outstanding options of Mr. W. Rees to purchase common stock either expired or were cancelled.

     (5) Mr. T. Rees resigned his positions as a director and an officer of the Company on September 4, 2001, at which time all outstanding options of Mr. T. Rees to purchase common stock either expired or were cancelled.

     (6) Mr. Williams resigned his position as an officer of the Company on March 2, 2001, at which time Dr. Gane became President.

         In addition to their base salaries, the above-noted officers and directors, with the exception of Mr. Eltringham, received employee benefits such as health, accident, life, and long-term disability insurance coverage.

         Until Mr. Eltringham was elected to the board of directors, the Company paid a minimal monetary compensation to its outside directors, but did not and currently does not compensate its directors for attendance at meetings. The Company reimburses its directors for reasonable expenses incurred during the course of their performance.

         During the most recently completed financial year ended December 31, 2000, and for the fiscal year ended December 31, 2001, the Company did not have a pension plan for its directors, officers or employees.

         On March 17, 1999, the Company granted options to each of David Gane, Wayne Rees and Todd Rees to purchase 2,999,997 shares of common stock at $0.11 per share through March 17, 2005, this exercise price having been restated to take into account the two three-for-one stock splits that occurred on December 22, 1999 and April 5, 2000, respectively. All shares of common stock acquired upon exercise of all options were subject to a 180-day lock up provision before they could have been resold. The options were to expire 5 years from the grant date, and have since either expired or been cancelled.

         No stock options were granted to any of our directors and officers during our most recent fiscal year ended December 31, 2001. Additionally, none of the Company's officers, directors or employees exercised options during the financial year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides certain information as to the Company's officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of December 31, 2001.

-------------------------------------------------------------------------------------------------------
                           Name and address                   Number of Shares          Percentage of
Title of class             of beneficial owner                of Common Stock           Common Stock(1)
-------------------------------------------------------------------------------------------------------
Common Stock               Torchmark Holdings Ltd. (2)        503,061 Shares            51%
                           PO Box 290, Caribbean Place
                           Leeward Highway
                           Providenciales
                           Turks & Caicos Islands

Common Stock               Directors and Officers             -0-                        0%
                           As a Group (No Persons)
-------------------------------------------------------------------------------------------------------

(1) Based on a total of 986,560 shares of the Company's common stock issued and outstanding as of December 31, 2001.

(2) Gannett, Lexicon and Santa Fe have each agreed to vote the same as any vote by Torchmark at any meeting of the shareholders of the Company; the shared voting power by and among these entities is approximately 532,961 shares of common stock, which amounts to approximately 54% of the issued and outstanding common stock on December 31, 2001.

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of April 9, 2002.

-------------------------------------------------------------------------------------------------------
                           Name and address                   Number of Shares          Percentage of
Title of class             of beneficial owner                of Common Stock           Common Stock(1)
-------------------------------------------------------------------------------------------------------
Common Stock               Rick Ramirez                       3,738,333 Shares          39%
                           120 W. Campbell Ave., Suite E
                           Campbell, California 95008

Common Stock               Brent Haines                       3,238,333 Shares          34%
                           120 W. Campbell Ave., Suite E
                           Campbell, California 95008

Common Stock               Victor Romero                      700,000 Shares             7%
                           120 W. Campbell Ave., Suite E
                           Campbell, California 95008

Common Stock               Torchmark Holdings Ltd. (2)        503,061 Shares             5%
                           PO Box 290, Caribbean Place
                           Leeward Highway
                           Providenciales
                           Turks & Caicos Islands
-------------------------------------------------------------------------------------------------------

(1) Based on a total of 9,492,964 shares of the Company's common stock issued and outstanding as of April 9, 2002. All options, warrants or other securities of the Company convertible into common stock, whether authorized and unissued or issued and outstanding, upon issuance and/or conversion, represent approximately less than 1% of the shares of the Company's common stock outstanding on a fully-diluted basis, assuming consummation of the Share Exchange.

(2) Gannett, Lexicon and Santa Fe have each agreed to vote the same as any vote by Torchmark at any meeting of the shareholders of the Company; the shared voting power by and among these entities is approximately 532,961 shares of common stock, which amounts to approximately 5% of the issued and outstanding common stock.
--------------------------------------------------------------------------------

                               CHANGES IN CONTROL

         The changes in control that occurred giving effect to the Purchase Agreement (as reported on Form 8-K filed on March 20, 2002) notwithstanding, as of December 31, 2001 and April 9, 2002, there are no agreements known to the Company that may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company did not develop certain dental imaging technology related to its former business, but licensed the same from Torchmark, under a License Agreement dated March 17, 1999 by and between Torchmark and the Company, and a Capital Contribution Agreement dated March 17, 1999 by and between Torchmark and the Company. Under the terms of the agreement, Torchmark had given the Company an exclusive, world-wide, royalty free, fully paid-up license to use, sell, distribute and sublicense the Software for a thirty-year period. On July 3 2001, all terms of the Capital Contribution Agreement were satisfied and the License Agreement terminated.

         Pursuant to a Software Purchase Agreement effective July 3, 2001, by and between the Company and Torchmark, the Company purchased certain image archiving, retrieval and enhancement software containing the source code and object code to certain of the Company's software products, in exchange for 5,032,653 shares of common stock of the Company.

         The Software Purchase Agreement closed July 19, 2001, and as a result thereof, Torchmark directly owned, at the time, 14,389,953 shares of common stock of the Company, which at the time represented approximately 51% of the voting securities of the Company.

         Pursuant to a Convertible Loan Agreement effective July 3, 2001, by and between the Company and Torchmark, the Company borrowed from Torchmark $906,105 (the "Loan"), as evidenced by a Promissory Note (the "Note") which bears interest at 10% per annum and is repayable on or before September 3, 2001. The Loan constituted a cash loan of $50,000 and a restructuring of certain debt previously owed by the Company to Torchmark pursuant to Promissory Notes dated
(i) November 7, 2000 ($255,684.93, plus accrued interest of $17,006.82); (ii)
November 7, 2000 ($250,000 plus accrued interest of $16,628.69); (iii) December 21, 2000 ($51,000 plus accrued interest of $2,743.34); (iv) February 14, 2001
($200,000 plus accrued interest of $7,618.92) and License and Distribution Agreements dated (v) November 1, 2000 ($50,000 plus accrued interest of $2,888.26); and (vi) November 30, 2000 ($50,000 plus accrued interest of $2,533.56).

         The Note was convertible into common stock of the Company at 90% of the closing price per share of common stock of the Company on July 3, 2001. The closing price per share for the common stock of the Company on July 3, 2001, as quoted by the OTC BB, was $0.10 per share. Financing obtained from the Loan was used for working capital and general corporate purposes.

         As security for the Loan, the Company pledged substantially all it its assets to Torchmark pursuant to a Security Agreement by and between the Company and Torchmark dated July 3, 2001.

         On September 4, 2001, pursuant to the Security Agreement, Torchmark required the Company to deliver and assign to Torchmark substantially all of the Company's assets and any and all certificates of title and other documents relating thereto. Previously, on August 27, 2001, the board of directors had voted to honor the Company's obligations pursuant to the terms of the Security Agreement and the Loan Agreement. The Company's debt to Torchmark of approximately $970,693 had become due and owing. Accordingly, on September 4,

2001, pursuant to notices of default served on the Company under the Loan Agreement and remedies available to Torchmark pursuant to the Security Agreement, the Company assigned substantially all of its assets to Torchmark pursuant to an Assignment Agreement dated September 4, 2001 (the "Assignment Agreement"). In addition, the Company assigned its trademarks to Torchmark pursuant to a Trademark Assignment Agreement dated September 4, 2001.

         The value of the assets assigned to Torchmark exceeded the approximately $970,693 owed by the Company to Torchmark. Accordingly, pursuant to the Security Agreement, on September 4, 2001, Torchmark signed a Note payable to the Company for $527,709.76, an amount equal to the difference between the value of the assets assigned to Torchmark and the approximately $970,693 owed by the Company to Torchmark. Concurrently, Torchmark acknowledged cancellation of the Company's debt of approximately $970,693 to Torchmark.

         On or about October 21, 2001, the Company cancelled that certain note for the principal amount of $527,709.76, dated September 4, 2001, payable to the Company from Torchmark. As consideration for the cancellation of the that note, Torchmark paid to the Company approximately $38,000, which funds are necessary for payment of certain expenses related to that consummate a merger, share exchange or acquisition of assets of Reality Networks, Inc., a Delaware corporation, including but not limited to, an extension of directors' and officers' liability insurance, attorneys' fees, and accountancy fees.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Index to Exhibits

EXHIBIT NO. AND DESCRIPTION OF EXHIBIT

3.3      Certificate of Amendment of Articles of Incorporation

10.19    Form of 2001 Stock Option Plan

10.20    Form of Incentive Stock Option Agreement

         (b) Reports on Form 8-K

         (i) On March 2, 2001, the Company filed a Current Report on Form 8-K stating, under "Item 5. Other Events and Regulation FD Disclosure", that its ImagExplorer and ImagEditor image management software would cease to be in free distribution, and would be sold with a retail price tag of $999.

         (ii) On March 2, 2001, the Company filed a Current Report on Form 8-K stating, under "Item 5. Other Events and Regulation FD Disclosure", that Mr. Reza Bazargan, the Company's Chief Technology Officer, was no longer employed at the Company and that a replacement Chief Technology Officer/Chief Information Officer would be hired in due course.

         (iii) On March 2, 2001, the Company filed a Current Report on Form 8-K stating, under "Item 5. Other Events and Regulation FD Disclosure", that the Company announced that it has engaged the consulting services of Merchant Capital Group Incorporated ("MCGI"), a Toronto-based Merchant Bank, to act as financial advisors to the Company and to recommend alternative strategies to maximize shareholder value.

         (iv) On March 15, 2001, the Company filed a Current Report on Form 8-K stating, under "Item 5. Other Events and Regulation FD Disclosure", that the Company had terminated the employment of Mr. Don Williams, President and C.O.O., Mr. Richard Bergin, Vice President Marketing, and Dr. Ken Tangen, Director of Investor Relations. Additionally, the report stated that Dr. David Gane, CEO, would assume the office of President; Mr. Wayne Rees, Vice President of Sales, would assume the office of Vice President Marketing; and Mr. Todd Rees, Vice President Customer Support, would assume the office of Chief Technology Officer left vacant by the departure or Mr. Reza Bazargan on January 2, 2001.

         (v) On July 24, 2001, the Company filed a Current Report on Form 8-K stating, under "Item 1. Changes in Control of Registrant", that pursuant to a Software Purchase Agreement effective July 3, 2001, by and between the Company and Torchmark, the Company had purchased certain image archiving, retrieval and enhancement software. The Software Purchase Agreement closed July 19, 2001, and as a result thereof, Torchmark directly owned 13,582,653 shares of common stock of the Company, which represents 51% of the voting securities of the Company. Additionally, "Item 5. Other Events and Regulation FD Disclosure", stated that pursuant to a Convertible Loan Agreement effective July 3, 2001, by and between the Company and Torchmark, the Company had borrowed from Torchmark $906,105 (the "Loan"), as evidenced by a Promissory Note. The Loan constituted a cash loan of $100,000 and a restructuring of certain debt previously owed by the Company to Torchmark. As security for the Loan, the Company had pledged substantially all of its assets to Torchmark pursuant to a Security Agreement by and between the Company and Torchmark dated July 3, 2001.

         (vi) On August 1, 2001, the Company filed a Current Report on Form 8-K stating, under "Item 5. Other Events and Regulation FD Disclosure", that on August 20, 2001, the Company notified Torchmark that the Company was unable to meet certain conditions included in the Convertible Loan Agreement dated July 3, 2001 by and between the Company and Torchmark (the "Loan Agreement"). On August 28, 2001, Torchmark had served notice that the Company was in breach of the Loan Agreement. Pursuant to the Security Agreement dated July 3, 2001 by and between the Company and Torchmark, Torchmark declared all indebtedness (approximately $970,693) held by the Company and owing to Torchmark immediately due and payable. This declaration by Torchmark allowed it to immediately pursue remedies available to it for the Company's breach of the Loan Agreement and Security Agreement, including requiring the Company to deliver and assign to Torchmark all or any portion of substantially all of the Company's assets and any and all certificates of title and other documents relating thereto. The Company also reported that it did not have sufficient funds to repay the approximately $970,693 due and owing to Torchmark under the Loan Agreement.

         The Company stated that it had worked to maximize business efficiencies and eliminate as many operating expenses as was possible to conserve cash and to provide more time to raise capital over the course of the last year, or more recently, to sell the company's assets outright. No party, however, had been prepared to provide capital or acquire the Company's assets.

         In the interests of preserving as much value as possible for the shareholders and creditors of the Company, the Company intended to honor its obligations to Torchmark in connection with Torchmark's anticipated foreclosure action. The Company's board of directors had determined that the likelihood of succeeding in a dispute with Torchmark, and the costs associated therewith, left the Company with few options and, accordingly, the board of directors determined to initiate an orderly wind down of the Company's business.

         Additionally, the Company continued to explore strategic alternatives for the Company, which might include a merger, share exchange or another comparable transaction or financial restructuring in an attempt to maximize any residual shareholder value.

         (vii) On September 7, 2001, the Company filed a Current Report on Form 8-K stating, under "Item 5. Other Events and Regulation FD Disclosure", that on September 4, 2001, pursuant to the terms of the Security Agreement dated July 3, 2001 by and between the Company and Torchmark, Torchmark required the Company to deliver and assign to Torchmark substantially all of the Company's assets and any and all certificates of title and other documents relating thereto. Additionally, the Company reported that it had assigned its trademarks to Torchmark pursuant to a Trademark Assignment Agreement dated September 4, 2001.

         The value of the assets assigned to Torchmark exceeded the approximately $972,290 owed by the Company to Torchmark. Accordingly, pursuant to the Security Agreement, on September 4, 2001, Torchmark signed a Note payable to the Company for $527,709.76, an amount equal to the difference between the value of the assets assigned to Torchmark and the approximately $972,290 owed by the Company to Torchmark. Concurrently, Torchmark acknowledged cancellation of the Company's debt of approximately $972,290 to Torchmark. Additionally, all of the Company's employees have been terminated in connection with the assignment of the Company's assets to Torchmark.

         Effective immediately after the execution of the Assignment Agreement, Mr. Wayne Rees, Mr. Todd Rees, Dr. Anthony Gallegos and Mr. Stephen Winter resigned their respective positions as directors and/or officers of the Company. Dr. David Gane, a member of the board of directors and Chief Executive Officer, continued to serve as the sole director and officer of the Company in order to explore strategic alternatives for the Company.

         (viii) On October 4, 2001, the Company filed a Current Report on Form 8-K stating, under "Item 5. Other Events and Regulation FD Disclosure", that on October 2, 2001, the Company and Reality Networks, Inc. entered into a letter of intent proposing a share exchange of approximately eighty-nine percent (89%) of the Company's shares of common stock for all the issued and outstanding shares of Reality Networks.

         (ix) On October 26, 2001, the Company filed a Current Report on Form 8-K stating, under "Item 1. Changes in Control of Registrant", that, in exchange for certain consideration, the Company had cancelled that certain Note (the "Note") for the principal amount of $527,709.76 dated September 4, 2001, payable to the Company from Torchmark. Additionally, under "Item 5. Other Events and Regulation FD Disclosure", the Company stated that it was continuing to conduct due diligence and negotiate a definitive agreement relating to its contemplated share exchange with Reality Networks.

         Additionally, the Company stated, under "Item 4. Changes in Registrant's Certifying Accountant", that on December 6, 2001, KPMG LLP had resigned as the Company's auditors and Malone & Bailey, PLLC was engaged as principal accountants. Additionally, under "Item 5. Other Events and Regulation FD Disclosure", the Company stated that on December 7, 2001 the Company changes its name to "Reality Wireless Networks, Inc.", the Company's ticker symbol would change to "RWNI," and on December 19, 2001, the Company would defect a 1-for-27 reverse stock split (the "Reverse Split") of the Company's issued and outstanding common stock. Additionally, the Company reported that Dr. David Gane, the former sole director and officer of the Company resigned on November 21, 2001, and that effective upon the resignation of Dr. Gane, John R. Eltringham had been elected to act as the sole director of the Company by the holder of the majority of common stock of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REALITY WIRELESS NETWORKS, INC.
                                           (Name of Registrant)

Date:  April 10, 2002                 By:  /s/ Victor Romero
                                           -------------------------------------
                                           Victor Romero, President
                                           and Chief Operations Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Reality Wireless Networks, Inc., in the capacities and on the dates indicated.

NAME AND SIGNATURE                    TITLE                                 DATE
------------------                    -----                                 ----
/s/ Victor Romero                     President and Chief Operations        April 10, 2002
---------------------------           Officer
Victor Romero

/s/ Rick Ramirez                      Vice President, Business              April 10, 2002
---------------------------           Development; Secretary;
Rick Ramirez                          Treasurer and Director

/s/ Brent Haines                      Chief Technology Officer and
---------------------------           Director                              April 10, 2002
Brent Haines

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Reality Wireless Networks, Inc. (formerly known as Dicom Imaging Systems, Inc.) Campbell, California

We have audited the accompanying balance sheet of Reality Wireless Networks, Inc. (formerly known as Dicom Imaging Systems, Inc.) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of Reality's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reality Wireless Networks, Inc. (formerly known as Dicom Imaging Systems, Inc.) as of December 31, 2001, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

April 12, 2002

                         REALITY WIRELESS NETWORKS, INC.
                 (FORMERLY KNOWN AS DICOM IMAGING SYSTEMS, INC.)
                                  BALANCE SHEET
                                December 31, 2001


                                     ASSETS
                                                                         -----------
Assets                                                                   $        --
                                                                         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                       $   428,647
  Accrued expenses                                                            26,642
                                                                         -----------
    Total current liabilities                                                455,289
                                                                         -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                    --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 986,560 shares issued and outstanding                              987
Additional paid in capital                                                 1,832,687
Deficit                                                                   (2,288,963)
                                                                         -----------
  Total Stockholders' Equity (Deficit)                                      (455,289)
                                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        --
                                                                         ===========




                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                 (FORMERLY KNOWN AS DICOM IMAGING SYSTEMS, INC.)
                             STATEMENT OF OPERATIONS
                         For The Year Ended December 31,

                                                   2001            2000
                                                -----------    -----------
Revenues                                        $ 1,448,390    $ 2,502,902
Cost of sales                                       649,307        711,311
                                                -----------    -----------
Gross margin                                        799,083      1,791,591

Operating expenses:
  General and administrative                        483,551      1,482,011
  Selling and marketing                             316,741        584,364
  Research and development                          104,441        262,659
  Depreciation and amortization                     104,051         85,103
                                                -----------    -----------
                                                  1,008,784      2,414,137
                                                -----------    -----------

Loss from operations                               (209,701)      (622,546)

Interest expense                                    183,337        117,383

                                                -----------    -----------
Net loss                                        $  (393,038)   $  (739,929)
                                                ===========    ===========

Net loss per share:
                                                -----------    -----------
  Net loss basic and diluted                    $     (0.45)   $     (0.92)
                                                ===========    ===========

Weighted average shares outstanding:
  Basic and diluted                                 881,762        800,000
                                                ===========    ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                 (FORMERLY KNOWN AS DICOM IMAGING SYSTEMS, INC.)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         For the Years December 31, 2001


                                                   Common stock
                                           -------------------------      Additional paid in
                                              Shares        Amount             capital                Deficit
                                           -------------  ----------      ------------------       ------------
Balance,
  December 31, 1999                            800,000   $       800          $   919,215          $(1,155,996)

Issuance of warrants                                --            --               19,500                   --

Issuance of convertible loans                       --            --               61,854                   --

Issuance of options to non-employees
for services                                        --            --              209,273                   --

Net loss                                            --            --                   --             (739,929)
                                           -----------   -----------          -----------          -----------

Balance,
  December 31, 2000                            800,000           800            1,209,842           (1,895,925)

Issuance of convertible loans                       --            --              119,767                   --

Issuance of stock for assets                   186,560           187              503,078                   --

Net loss                                            --            --                   --             (393,038)
                                           -----------   -----------          -----------          -----------

Balance,
  December 31, 2001                            986,560   $       987          $ 1,832,687          $(2,288,963)
                                           ===========   ===========          ===========          ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                 (FORMERLY KNOWN AS DICOM IMAGING SYSTEMS, INC.)
                             STATEMENT OF CASH FLOWS

                                                                       2001              2000
                                                                   -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (393,038)        $  (739,929)
Adjustments to reconcile net deficit to cash used
  by operating activities:
  Issuance of common stock for services                                   --              209,273
  Depreciation and amortization                                      104,051               85,103
  Non-cash interest expense                                          119,767               81,355
  Loss on disposal of fixed assets                                     3,502                2,094
  Write-off of intangible assets                                          --                2,890
Net change in:
  Accounts receivable                                                 78,568              (30,353)
  Inventory                                                          107,340             (107,340)
  Prepaid expenses                                                    43,181              (12,713)
  Accounts payable                                                   174,140              207,294
  Accrued expenses                                                  (240,736)             177,705
  Accounts payable - related parties                                      --              111,524
  Deferred revenue                                                  (156,471)             (92,228)
                                                                   ---------            ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                             (159,696)            (105,325)
                                                                   ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                               (8,553)            (107,375)
  Proceeds from disposal of equipment                                     --                6,900
  Purchase of trademarks                                                  --             (295,998)
                                                                   ---------            ---------

CASH FLOWS USED IN INVESTING ACTIVITIES                               (8,553)            (396,473)
                                                                   ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                   ---------            ---------
Convertible loan from related party                                   95,099              556,685
                                                                   ---------            ---------


NET INCREASE (DECREASE) IN CASH                                      (73,150)              54,887
Cash, beg. of period                                                  73,150               18,263
                                                                   ---------            ---------
Cash, end of period                                                $      --            $  73,150
                                                                   =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                    $      --            $      --
  Income taxes paid                                                $      --            $      --

Non-cash transactions:
  Issuance of convertible loans                                    $      --            $  61,584
  Issuance of common stock for assets                              $ 503,265            $      --
  Conversion of debt for assets                                    $ 972,290            $      --

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                 (FORMERLY KNOWN AS DICOM IMAGING SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Dicom Imaging Systems, Inc. ("Dicom") was incorporated in the state of Nevada on March 17, 1999. From Dicom's inception until September 4, 2001, Dicom had designed, developed, marketed, and supported digital imaging software for the dental industry. Dicom designed and developed its software products specifically for the use of dentists with a user-friendly interface that integrated with a variety of hardware image-capture devices, including digital cameras, intra-oral cameras, scanners digital x-ray devices and video microscopes. Between September 4, 2001 and March 5, 2002 Dicom had no business operations.

Effective March 5, 2002, pursuant to an Asset Purchase Agreement (the "Purchase Agreement") by and between Dicom and Reality Networks, Inc., a Delaware corporation ("Reality Networks"), Dicom purchased substantially all of the assets of Reality Networks for approximately 8,449,320 shares of Dicom's common stock, $0.001 par value per share, resulting in a change in control of Dicom. The assets acquired include, among other things, certain contracts in progress, accounts receivable, equipment of Reality Networks' wireless Internet service provider business. In connection with the acquisition of such assets, Reality Networks assumed certain liabilities of Dicom, including but not limited to, obligations arising out of the performance of contracts on and after the closing, liabilities for certain unpaid accounts payable and other liabilities described in the Purchase Agreement. Giving effect to the Purchase Agreement, the shareholders of Reality Networks hold, in the aggregate, approximately 89% of the Dicom's issued and outstanding common stock. For accounting purposes this has been treated as an acquisition of Dicom and as a recapitalization of Reality Networks. In connection with the transaction Dicom changed its name to Reality Wireless Networks, Inc. ("Reality").

Principles of Consolidation

The financial statements include the accounts of Reality's wholly-owned Canadian subsidiary, 527403 B.C. Limited. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Advertising

Advertising costs are expensed as incurred. Advertising expenses total $17,038 and $94,591 for the years ended December 31, 2001 and 2000, respectively.

Long-lived Assets

Reality accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of." This statement requires that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Income Taxes

Reality follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

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

Net Loss Per Share

Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company had a net loss in the periods presented, basic and diluted net loss per share is the same, as any exercise of options would be anti-dilutive.

Recent Accounting Pronouncements

Reality does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Reality's results of operations, financial position or cash flow.

NOTE 2 CONVERTIBLE LOAN AGREEMENT

There was a Convertible Loan Agreement dated July 3, 2001, by and between Dicom and Torchmark Holding Ltd., major creditor. Dicom had a Promissory Note ("Loan")for $906,105 bearing interest at 10% per year and maturing on or before September 3, 2001. The Loan constituted a cash loan of $50,000 and a restructuring of certain debt previously owed by Dicom to Torchmark. The restructured Promissory Notes were as follows:

(i)      November 7, 2000 ($255,684.93, plus accrued interest of $17,006.82)

(ii)     November 7, 2000 ($250,000 plus accrued interest of $16,628.69)

(iii)    December 21, 2000 ($51,000 plus accrued interest of $2,743.34)

(iv)     February 14, 2001 ($200,000 plus accrued interest of $7,618.92)

(v) License and Distribution Agreements dated November 1, 2000 ($50,000 plus accrued interest of $2,888.26)

(vi)     November 30, 2000 ($50,000 plus accrued interest of $2,533.56).

The Note was convertible into common stock of Dicom at 90% of the closing price per share of common stock on July 3, 2001. The closing price per share for the common stock of the Company on July 3, 2001, as quoted by the OTC BB, was $0.10 per share.

As security for the Loan, Dicom pledged all of its assets to Torchmark.

On September 4, 2001, under the default provision of the July 3rd agreement Dicom delivered to Torchmark substantially all of its assets.

The agreed value of the assets assigned to Torchmark exceeded the approximately $970,693 owed by the Company to Torchmark. Accordingly, Torchmark paid to the Company approximately $38,000.

NOTE 3 - INCOME TAXES

Because Reality has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2001 a deferred tax asset has not been recorded due to Reality's lack of operations to provide income to use the net operating loss carryover of $2,290,000 that expires in years 2019 through 2021.

NOTE 4 - STOCK OPTION PLAN

Reality had a fixed stock option (the 1999 Stock Option Plan) plan that provided for the issuance of incentive and non-qualified stock options to officers, directors, employees and consultants to acquire shares of the Company's common stock. The Board of directors has canceled this plan and all outstanding options.

NOTE 5 - OPERATING LEASES

Rent expense totaled $37,878 and $39,708 for the year ended December 31, 2001 and 2000, respectively. Currently, Reality does not own or lease any real property.

NOTE 6 - RELATED PARTY TRANSACTIONS

During 2001, the Company exercised its option to acquire a license to the medical version of imaging software from Torchmark Holdings Ltd., the controlling shareholder, for a fee of $250,000. As at December 31, 2000, $100,000 of the fee remained payable to Torchmark Holdings Ltd. at a rate of 8.5% interest, due May 6, 2001. The license was returned upon the assignment of assets in settlement of the convertible note payable to Torchmark.

                                  EXHIBIT INDEX

EXHIBIT NO. AND DESCRIPTION OF EXHIBIT

3.1 (1)           Articles of Incorporation of the Registrant

3.2 (1)           Bylaws of the Registrant

3.3               Certificate of Amendment of Articles of Incorporation

10.1 (2) License Agreement dated March 17, 2000 between Dicom Imaging Systems, Inc. ("Dicom") and CLG Investments Limited

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

10.15 (8)         Note dated September 4, 2001, made by Torchmark to Dicom.

10.16 (9)         Letter of Intent dated October 2, 2001 between Reality
                  Networks and Dicom

10.17 (10)        Amendment No. 1 to Letter of Intent, dated October 10, 2001.

10.18 (11)        Share Exchange Agreement dated November 7, 2001 between
                  Reality Networks and Dicom.

10.19             Form of 2001 Stock Option Plan

10.20             Form of Incentive Stock Option Agreement

(1) Incorporated by reference to the exhibits on Form 10-SB, filed on June 15, 1999.

(2) Incorporated by reference to the exhibits on Form 10-QSB, filed on May 16, 2000.

(3) Incorporated by reference to the exhibits on Form 10-QSB, filed on November 14, 2000.

(4) Confidential treatment requested.

(5) Incorporated by reference to the exhibits to Form 10-KSB, filed on May 17, 2001.

(6) Incorporated by reference to the exhibits on Form 8K, filed on July 24, 2001.

(7) Incorporated by reference to the exhibits on Form 10-QSB, filed on August 14, 2001.

(8) Incorporated by reference to the exhibits on Form 8-K, filed on September 7, 2001.

(9) Incorporated by reference to the exhibits on Form 8-K, filed on October 4, 2001.

(10) Incorporated by reference to the exhibits to Form 8-K, filed on October 26, 2001.

(11) Incorporated by reference to the exhibits on Form 10-QSB, filed on November 19, 2001.