Form 10QSB
period 2002-03-31
REALITY WIRELESS NETWORKS  INC
filed 2002-05-20
CIK 1088537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

                            120 W. Campbell, Suite E
                           Campbell, California 95008
                           --------------------------
          (Address of principal executive offices, including zip code)

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

                               YES    [X]        NO    [ ]

         The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of May 6, 2002, was 4,801,535.

                         Reality Wireless Networks, Inc.


                                                                                                      Page
                                                                                                      ----

PART I - Financial Information                                                                          3

Item 1.  Financial Statements:

         Consolidated Balance Sheet as at March 31, 2002                                                3
         Consolidated Statements of Operations for the three-and six months ended March 31, 2002        4
         Consolidated Statements of Cash Flows for the six months ended March 31, 2002                  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.         7

PART II - Other Information                                                                             8

Item 1.  Legal Proceedings.                                                                             8

Item 2.  Changes in Securities.                                                                         8

Item 3.  Defaults Upon Senior Securities.                                                               9

Item 4.  Submission of Matters to a Vote of Security Holders                                            9

Item 5.  Other Information                                                                              9

Item 6.  Exhibits and Reports on Form 8-K.                                                              9

Signatures                                                                                              10

Exhibits                                                                                                11-13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         REALITY WIRELESS NETWORKS, INC.
                             CONDENSED BALANCE SHEET

                                                                               March 31,
                                                                                 2002
                                                                             ------------
                                                                              (Unaudited)
ASSETS

Current assets:
  Cash                                                                        $     9,987
  Accounts receivable - trade                                                       2,564
  Inventory                                                                        58,058
  Other current assets                                                             29,617
                                                                              -----------
    Total current assets                                                          100,226

Fixed Assets, less accumulated depreciation of $14,583                             79,837
Goodwill                                                                          165,172
                                                                              -----------
                                                                              $   345,235
                                                                              ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable                                                               $   663,655
  Current portion of leases payable                                                29,491
  Accounts payable                                                                668,072
  Accrued expenses                                                                120,760
                                                                              -----------
    Total current liabilities                                                   1,481,978
                                                                              -----------

Long term portion of leases payable                                                77,346

Stockholders' equity (deficit):
  Common stock, $.001 par value, 25,000,000 shares
    Authorized:  9,492,964 shares issued and outstanding:                           9,493
    Capital stock receivable                                                         (797)
  Paid-in capital                                                                (463,982)
  Accumulated deficit                                                            (758,803)
                                                                              -----------
    Total stockholders' equity (deficit)                                       (1,214,089)
                                                                              -----------
                                                                              $   345,235
                                                                              ===========

        See accompanying notes to interim condensed financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three months        Six months
                                                 ended March 31,    ended March 31,
                                                      2002                2002
                                                   -----------        -----------
Revenue                                            $    44,087        $    87,501
Cost of sales:                                          86,598            203,632
                                                   -----------        -----------

Gross margin                                           (42,511)          (116,131)

Engineering and development                             45,367             62,690
Selling and marketing expenses                          92,000            122,334
General and administrative                             294,130            491,982
                                                   -----------        -----------
                                                       431,497            677,006
                                                   -----------        -----------

Income (loss) from operations                         (474,008)          (793,137)

Other income (expense):
Forgiveness of debt                                     47,112             47,112
Interest expense, net                                   (5,275)           (12,778)
                                                   -----------        -----------
                                                        41,837             34,334
                                                   -----------        -----------

                                                   -----------        -----------
Net income (loss)                                  $  (432,171)       $  (758,803)
                                                   ===========        ===========

Basic and diluted income (loss) per common share   $     (0.05)       $     (0.04)
                                                   ===========        ===========

Weighted average shares outstanding                  9,492,964          8,000,000
                                                   ===========        ===========

        See accompanying notes to interim condensed financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Six months
                                                                 ended March 31,
                                                                      2002
                                                                 --------------
Cash flows from operating activities:
  Net income (loss)                                                  $(758,803)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                       16,302
  Changes in operating assets and liabilities
    Accounts receivable                                                 (3,407)
    Inventory                                                          133,596
    Other current assets                                               (26,148)
    Accounts payable and accrued expenses                              756,437
                                                                     ---------
        Net cash provided by operating activities                      117,977
                                                                     ---------

Cash flows from investing activities:
  Purchase of equipment                                                 (8,282)
  Proceeds from sale of assets                                              --
                                                                     ---------
        Net cash used in investing activities                           (8,282)
                                                                     ---------

Cash flows from financing activities:
  Stock issued for cash
  Proceeds from notes payable                                          360,000
  Payments on leases payable                                            (4,42)
  Stock issued in connection with Asset Purchase Agreement            (455,286)
                                                                     ---------
        Net cash used in financing activities                          (99,708)
                                                                     ---------

Net increase in cash and cash equivalents                                9,987
Cash and cash equivalents at beginning of period                            --
                                                                     ---------
Cash and cash equivalents at end of period                           $   9,987
                                                                     =========

Cash paid for:
  Interest                                                           $  12,792


        See accompanying notes to interim condensed financial statements.

                            REALITY WIRELESS NETWORKS
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three ended March 31, 2002 and the statements of cash flows for the three months ended March 31, 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period.

Note 2 - Reverse Merger

On March 5, 2002, Reality Networks entered into an Asset Purchase Agreement with Dicom. In March 2002, the Asset Purchase Agreement became effective (the Purchase Agreement). In accordance with the Purchase Agreement, Dicom changed its name to Reality Wireless Networks. Pursuant to the Purchase Agreement, all of the outstanding common shares of Reality Networks were exchanged for 8,449,320 shares of Reality Wireless. The transaction was regarded as a reverse merger whereby Reality Wireless was considered to be the accounting acquirer as it retained control of Dicom after Purchase Agreement.

Since Dicom's balance sheet is insignificant, a pro-forma consolidated balance sheet is not presented here.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by Reality Wireless Networks, Inc. ("Reality" or "the Company") in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes;
(3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations; (7) required accounting changes; and (8) other factors over which Reality has little or no control.

GENERAL OVERVIEW

Reality Wireless Networks, Inc. ("RWNT") was incorporated in the state of Nevada on March 19, 1999. On March 5, 2002 the Company entered into an asset purchase agreement with Reality Networks, a Delaware corporation. The Company is a service provider of fixed, wireless, high-speed, broadband Internet access to principally residential homes and small businesses. The Company provides this service as an alternative to digital subscriber line ("DSL") or cable Internet access service. The Institute of Electrical and Electronics Engineers ("IEEE") "802.11a" and "802.11b" radio frequencies, on which no license is required for a broadcaster, such as the Company, to broadcast, is the medium by which the Company provides its service. The Company provides its service primarily in geographical areas of northern California where DSL and cable services are not available and intends to expand its service to geographical areas outside of northern California.

RESULTS OF OPERATIONS

Retail sales for the three and six months ended March 31, 2002 were $44,087 and $87,501, respectively. The Company was open in two markets at the end of the quarter. Both markets were in Northern California. The Company plans to expand outside of Northern California during the next quarter.

The Company's cost of sales for the three and six months ended March 31, 2002 was $86,598 and $203,632, respectively. The majority of this cost is attributable to the customer premise equipment ("CPE"). The CPE is a one-time cost for each customer and is slightly subsidized by the customer. Management expects the CPE cost to drop during the remainder of the fiscal year. Management is reviewing and testing new products to look for efficiencies in installation, reduction to signal loss, and lower cost units.

Engineering and development costs for the three and six months ended March 31, 2002 were $45,367 and $62,690, respectively. These costs were primarily salary costs for CTO and IT technician. The Company expects to sustain this staff level for the remainder of the fiscal year as the number of customers increase.

Sales and marketing costs for the three and six months ended March 31, 2002 were $92,000 and $122,334, respectively. $18,000 was spent in Q2 on marketing research to determine future markets in both northern and southern California.

General and administrative expenses for the three and six months ended March 31, 2002 were $294,130 and $491,982, respectively. $100,000 of the year to date costs was one-time legal expenses associated with the merger with Reality Networks, other contemplated mergers and business strategies. While these costs are not part of continuing operations going forward, the Company cannot predict that other business opportunities will not arise and therefore, the Company may incur similar legal fees in future periods. An additional $24,000 were one-time costs spent on consultants to prepare financial modeling, creation of website and setting up investor relationship protocol.

Net loss for the three and six months ended March 31, 2002 was $474,009 and $793,137, respectively. $175,000 in expenses was salary costs, management expects current staffing infrastructure to be sufficient to cover opening additional markets with minimal increase to headcount for each new market.

Liquidity and Capital Resources

At March 31, 2002 the Company had negative working capital of $1,439,810. $455,000 in accounts payable was left from the prior business plan of Dicom Imaging Systems, Inc. The Company has offered $.05 on the dollar to settle these legacy issues and move forward with executing current business plan.

For the six months ended March 31, 2002 cash provided by operations was $147,977. This was derived primarily from the assumption of $455,000 in accounts payable of the old Company and it's business plan, which has not yet been paid.

For the six months ended March 31, 2002 cash used in investing activities was $8,282 due to the purchase of fixed assets. Management expects an increase in this cash outlay in future periods as spending on laptops and systems upgrades needed for network efficiencies have been suspended until funding has been secured.

Net cash used in financing activities was $129,708 for the six months ended March 31, 2002. The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The majority of bridge loans will convert to equity at time of funding.

Factors That May Affect Future Results

Competition: The broadband internet access industry is highly competitive and requires constant investment in research and development expenditures in order to keep pace with technology and competitors' products. The success of the Company depends upon its ability to go into markets and establish a base level of customers that will cover costs of opening and maintaining a market. If the Company is unable to compete effectively or acquire additional financing to fund future research and development and deployment expenditures, it would have a materially adverse effect on the company's business operations and the Company would not be unable to continue marketing and developing products

Dependence Upon External Financing: The Company has been building its business through revenues generated from operations supplemented by the sale of its common stock. The ability of the Company to continue its growth and expand its business is dependent upon the ability of the Company to raise additional financing either through the issuance of additional stock or the incurrence of debt.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE

Item 2.  Changes in Securities.

As of December 31, 2001, Mr. John Eltringham, a former director and the former Chief Executive Officer, President, Secretary and Treasurer of the Company held a convertible promissory note made by the Company to him for the principal amount of $10,000, convertible into shares of common stock of the Company at the fair market value per share at the time of conversion. On January 15, 2002, Mr.

Eltringam converted the convertible promissory note into approximately 33,334 shares of common stock of the Company at the closing price per share of common stock of the Company on January 15, 2002, or $0.30 per share, as quoted by the Over-the-Counter Bulletin Board.

Item 3.  Defaults Upon Senior Securities.

The Company has filed to make payments on a loan of $190,000 to the Company plus interest payments due as at March 31, 2002 pursuant to that certain Convertible Promissory Note (the "Note") dated July 1, 2001, made by Reality Networks, a Delaware corporation, to Cabletron Systems, Inc., a Delaware corporation ("Cabletron"). The Company assumed the obligations of the Note pursuant to that certain Asset Purchase Agreement dated March 5, 2002, by and between the Company and Reality Networks, Inc., a Delaware corporation.

The Company has filed to make payments on a loan of $15,000 of principal plus interest payments due as at March 15, 2002, with respect to a promissory note payable with John C. Rosso.

The Company does not currently have the ability to pay any past due debts. Such non-payment of past due debts may result in a default upon on some or all of the obligations to Cabletron and Mr. Rosso described above. The Company is currently negotiating with Cabletron and Mr. Rosso to restructure the debts it owes to each of them, respectively, although there can be no assurance that Cabletron or Mr. Rosso will agree with terms of restructuring proposed by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

Subsequent to the quarter ended March 31, 2002 and as disclosed in the Company's current report on Form 8-K filed on May 3, 2002, the Board of Directors of the Company, on April 24, 2002, unanimously approved, effective May 7, 2002, a 1-for-2 reverse stock split of the all of the issued and outstanding shares of common stock (the "Common Stock") of the Company held by shareholders as of the close of business of the Company on May 26, 2002, and a simultaneous amendment to the Company's Articles of Incorporation to decrease the number of authorized shares of Common Stock of the Company from 50,000,000 to 25,000,000. The number of shares of preferred common stock authorized to be issued by the Company remained unaffected. In connection the reverse stock split, the Company's ticker symbol changed from "RWNI" to "RWNT."

As reported by the Company in its Form 8-K filed with the Commission on March 20, 2002, pursuant to an Agreement and Plan of Merger dated February 27, 2002, by and between the Company and Amenities Network, Inc., a Washington corporation ("Amenities Network"), Amenities Network merged into the Company (the "Merger"). On May 14, 2002, the Company reported that the Merger had terminated.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

All exhibits included in this report are incorporated by reference. See the Exhibit List below for all such exhibits.

(b)      Reports on Form 8-K.

         (1) On January 3, 2002, the Company filed an amended Current Report on Form 8-K/A disclosing changes in the Company's certifying accountant, a name change, a reverse stock split, and the appointment of a new officer and director for the Company.

         (2) On March 20, 2002, the Company filed an amended Current Report on Form 8-K disclosing a change is control of the Company as a result of that certain Asset Purchase Agreement dated March 5, 2002, by and between the Company and Reality Networks, Inc., a Delaware corporation, and the transactions affecting the Company as a result of the Asset Purchase Agreement.

                                   SIGNATURES

In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REALITY WIRELESS NETWORKS, INC.


Date:  May 20, 2002                By: /s/ Ricardo Ramirez
                                       -------------------------------------
                                       Vice President, Business Development;
                                       Secretary and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO. AND DESCRIPTION OF EXHIBIT

3.1 (1)           Articles of Incorporation of the Registrant

3.2 (1)           Bylaws of the Registrant

3.3 (11)          Certificate of Amendment to Articles of Incorporation of the
                  Registrant

3.4 (14)          Certificate of Amendment to Articles of Incorporation of the
                  Registrant

4.1 (12)          Reality Wireless Networks, Inc. 2001 Stock Option Plan

4.2  (12)         Non-Qualified Stock Option Agreement dated May 9, 2002, by and between the Company and Breckenridge McKinley

4.3 (13) Registration Rights Agreement dated March 5, 2002 by and between the Company and the shareholders of Reality Networks, Inc., a Delaware corporation

10.1 (2) License Agreement dated March 17, 2000 between the Company and CLG Investments Limited

10.2 (3) Settlement Agreement dated September 26, 2000 between the Company and CLG Investments Limited

10.3 (4) Marketing Agreement dated October 4, 2000, between the Company and Eastman Kodak Company

10.4 (4) Software Bundling and Co-Marketing Agreement dated February 13, 2001, between the Company and Olympus America Inc.

10.5 (4) Authorized Dealer Agreement dated April 6, 2001, between the Company and Dental X Change, Inc.

10.6 (5) Executive Employment Agreement dated November 22, 2000, between the Company and Paul Fernandez

10.7 (5) Promissory Note dated November 7, 2000 between the Company and Torchmark Holdings Ltd. This Promissory Note replaces the Promissory Note dated August 16, 2000 that was included in Form 10-QSB, file number 000-26369, filed on November 14, 2000.

10.8 (5) Convertible Loan Agreement dated November 7, 2000 between the Company and Torchmark Holdings Ltd.

10.9 (5) Convertible Loan Agreement dated December 21, 2000 between the Company and Torchmark Holdings Ltd.

10.10 (5)         Convertible Loan Agreement dated February 14, 2001 between the
                  Company and Torchmark Holdings Ltd.

10.11 (6)         Software Purchase Agreement dated July 3, 2001 between the
                  Company and Torchmark Holdings Ltd.

10.12 (6)         Convertible Loan Agreement dated July 3, 2001 between the
                  Company and Torchmark Holdings Ltd.

10.13 (6)         Security Agreement dated July 3, 2001 between the Company
                  and Torchmark Holdings Ltd.

10.14 (7)         Amendment No. 1 to Software Purchase Agreement dated July 30,
                  2001 between the Company and Torchmark Holdings Ltd.

10.15 (8)         Form of Note dated September 4, 2001, made by Torchmark to the
                  Company

10.16 (9)         Letter of Intent dated October 2, 2001 between Reality
                  Networks and the Company

10.17 (10)        Form of Amendment No. 1 to Letter of Intent, dated
                  October 10, 2001

10.18 (13)        Asset Purchase Agreement dated March 5, 2002, by and between
                  Reality Wireless Networks, Inc., a Nevada corporation, and
                  Reality Networks, Inc., a Delaware corporation.

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

(8) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on September 7, 2001.

(9) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on October 4, 2001.

(10) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on October 26, 2001.

(11) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10KSB (File No. 000-26369), filed on April 15, 2002.

(12) Incorporated by reference to the exhibits to the registrant's Registration Statement on Form S-8 (Registration Statement No. 333-88002), filed on April 15, 2002.

(13) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on March 20, 2002.

(14) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on May 3, 2002.