Form 10QSB
period 2002-06-30
REALITY WIRELESS NETWORKS  INC
filed 2002-08-16
CIK 1088537

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                 Securities and Exchange Commission File Number
                                    000-26369


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

                                YES  [X]         NO  [ ]

         The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of August 12, 2002, was 5,149,563.

================================================================================

                         Reality Wireless Networks, Inc.


                                                                                                         Page
                                                                                                         ----

PART I - Financial Information                                                                            3

Item 1.  Financial Statements:
         Consolidated Balance Sheet as at June 30, 2002                                                   4
         Consolidated Statements of Operations for the three and nine months ended June 30, 2002          5
         Consolidated Statements of Cash Flows for the nine months ended June 30, 2002                    6
         Notes to Interim Condensed Financial Statements June 30, 2002                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.           8

PART II - Other Information                                                                               10

Item 1.  Legal Proceedings.                                                                               10

Item 2.  Changes in Securities.                                                                           10

Item 3.  Defaults Upon Senior Securities.                                                                 10

Item 4.  Submission of Matters to a Vote of Security Holders                                              11

Item 5.  Other Information                                                                                11

Item 6.  Exhibits and Reports on Form 8-K.                                                                12

Signatures                                                                                                12

Exhibits                                                                                                  13-14

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by Reality Wireless Networks, Inc. ("Reality" or the "Company") in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes;
(3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations; (7) required accounting changes; and (8) other factors over which Reality has little or no control.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                         REALITY WIRELESS NETWORKS, INC.
                             CONDENSED BALANCE SHEET
                             -----------------------

                                                                                           June 30,
                                                                                             2002
                                                                                       ---------------
                                                                                         (Unaudited)
ASSETS
              Current assets:
                Cash                                                                   $          339
                Accounts receivable - trade                                                     2,379
                Inventory                                                                      42,044
                Other current assets                                                           57,079
                                                                                       ---------------
                  Total current assets                                                        101,841

              Fixed Assets, less accumulated depreciation of $22,441                           79,106
              Goodwill                                                                        165,172
                                                                                       ---------------
                                                                                       $      346,119
                                                                                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

              Current liabilities:
                Notes payable                                                          $      938,321
                Current portion of leases payable                                              34,425
                Accounts payable                                                              417,970
                Accrued expenses                                                              243,813
                                                                                       ---------------
                  Total current liabilities                                                 1,634,529
                                                                                       ---------------

              Long term portion of leases payable                                              69,027

              Stockholders' equity (deficit):
                Common stock, $.001 par value, 25,000,000 shares
                  Authorized: 5,149,563 shares issued and outstanding:                          5,150
                  Capital stock receivable                                                       (797)
                Paid-in capital                                                              (116,117)
                Accumulated deficit                                                        (1,245,673)
                                                                                       ---------------
                  Total stockholders' equity (deficit)                                     (1,357,437)
                                                                                       ---------------
                                                                                       $      346,119
                                                                                       ===============

                         REALITY WIRELESS NETWORKS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                   (Unaudited)


                                                                  Three months ended          Nine months ended
                                                                     June 30, 2002              June 30, 2002
                                                                  -------------------        --------------------
Revenue                                                                       47,816                     135,317
Cost of sales:                                                                84,431                     288,063
                                                                  -------------------        --------------------

Gross margin                                                                 (36,615)                   (152,746)

Engineering and development                                                   36,665                      99,355
Selling and marketing expenses                                                60,469                     182,803
General and administrative                                                   357,661                     849,643
                                                                  -------------------        --------------------
                                                                             454,795                   1,131,801
                                                                  -------------------        --------------------

Income (loss) from operations                                               (491,410)                 (1,284,547)

Other income (expense):
Forgiveness of debt                                                           27,617                      74,729
Interest expense, net                                                        (23,077)                    (35,855)
                                                                  -------------------        --------------------
                                                                               4,540                      38,874
                                                                  -------------------        --------------------

                                                                  -------------------        --------------------
Net income (loss)                                                           (486,870)                 (1,245,673)
                                                                  ===================        ====================

Basic and diluted income (loss) per common share                               (0.09)                      (0.24)
                                                                  ===================        ====================

Weighted average shares outstanding                                        5,148,763                   5,148,763
                                                                  ===================        ====================

                         REALITY WIRELESS NETWORKS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                              Nine months ended
                                                                                June 30, 2002
                                                                             -------------------
Cash flows from operating activities:
  Net income (loss)                                                                  (1,245,673)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                                        24,101
   Common stock issued for services                                                     103,900
   Changes in operating assets and liabilities
    Accounts receivable                                                                  16,256
    Inventory                                                                           149,610
    Other current assets                                                                (53,610)
    Accounts payable and accrued expenses                                               431,390
                                                                             -------------------
        Net cash used in operating activities                                          (574,026)
                                                                             -------------------

Cash flows from investing activities:
  Purchase of equipment                                                                 (15,349)
  Proceeds from sale of assets                                                                -
                                                                             -------------------
        Net cash used in investing activities                                           (15,349)
                                                                             -------------------

Cash flows from financing activities:
  Proceeds from notes payable                                                           617,000
  Payments on leases payable                                                            (27,286)
                                                                             -------------------
        Net cash provided by financing activities                                       589,714
                                                                             -------------------

Net increase in cash and cash equivalents                                                   339
Cash and cash equivalents at beginning of period                                              -
                                                                             -------------------
Cash and cash equivalents at end of period                                                  339
                                                                             ===================
Cash paid for:
  Interest                                                                               20,703

                            REALITY WIRELESS NETWORKS
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002


Note 1 - Presentation

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations for the three and nine months ended June 30, 2002 and the statements of cash flows for the nine months ended June 30, 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period.

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

Note 3: Reverse Stock Split

On April 24, 2002, effective May 7, 2002, the Board of Directors authorized a 1:2 reverse stock split of the Company's issued and outstanding common stock. The financial statements as of June 30, 2002 have been retroactively adjusted to reflect the effect of this change. At June 30, 2002 5,148,763 shares were issued and outstanding.

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

GENERAL OVERVIEW

Reality Wireless Networks, Inc. ("RWNT") was incorporated in the state of Nevada on March 19, 1999. The Company did not begin its current business model until March 5, 2002 when the Company entered into an asset purchase agreement with Reality Networks, a Delaware corporation. The Company is a service provider of fixed, wireless, high-speed, broadband Internet access to principally residential homes and small businesses. The Company provides this service as an alternative to digital subscriber line ("DSL") or cable Internet access service. The Institute of Electrical and Electronics Engineers ("IEEE") "802.11a" and "802.11b" radio frequencies, on which no license is required for a broadcaster, such as the Company, to broadcast, is the medium by which the Company provides its service. The Company provides its service primarily in geographical areas of northern California where DSL and cable services are not available and intends to expand its service to geographical areas outside of northern California.

RESULTS OF OPERATIONS

Retail sales for the three and nine months ended June 30, 2002 were $47,816 and $135,317, respectively. The Company was open in three markets at the end of the quarter. Two markets were in Northern California and one in Southern California.

The Company's cost of sales for the three and nine months ended June 30, 2002 was $84,431 and $288,063, respectively. The majority of this cost is attributable to the customer premise equipment ("CPE"). The CPE is a one-time cost for each customer and is slightly subsidized by the customer. Management expects the CPE cost to drop during the remainder of the fiscal year. Management is reviewing and testing new products to look for efficiencies in installation, reduction to signal loss, and lower cost units.

Engineering and development costs for the three and nine months ended June 30, 2002 were $36,665 and $99,355, respectively. These costs were primarily salary costs for CTO and IT technician. The Company expects to sustain this staff level for the remainder of the fiscal year as the number of customers increase.

Sales and marketing costs for the three and nine months ended June 30, 2002 were $60,469 and $182,803, respectively. $18,000 was spent in Q2 on marketing research to determine future markets in both northern and southern California. Advertising expenditures in Q4 have been haulted until first round of funding has been raised.

General and administrative expenses for the three and nine months ended June 30, 2002 were $342,661 and $834,643, respectively. $150,000 of the year to date costs was one-time legal expenses associated with the merger with Reality Networks, other contemplated mergers, fund raising and business strategies and another $62,500 on investor relations (see Item II). While these costs are not part of continuing operations going forward, the Company cannot predict that other business opportunities will not arise and therefore, the Company may incur similar legal fees in future periods. An additional $24,000 were one-time costs spent on consultants to prepare financial modeling, creation of website and setting up investor relationship protocol.

Net loss for the three and six months ended March 31, 2002 was $474,009 and $793,137, respectively. $175,000 in expenses was salary costs, management expects current staffing infrastructure to be sufficient to cover opening additional markets with minimal increase to headcount for each new market.

Liquidity and Capital Resources

At June 30, 2002 the Company had negative working capital of $1,523,043. $455,000 $112K acquired in connection with reverse merger with Dicom. in accounts payable was left from the prior business plan of Dicom Imaging Systems, Inc. The Company has offered $.05 on the dollar to settle these legacy issues and move forward with executing current business plan.

For the nine months ended June 30, 2002 cash used in operations was $483,440. This was created mainly by the large accrued but not yet paid expenses, and offset slightly by the assumption of $455,000 in accounts payable of the old Company and it's business plan, which has not yet been paid.

For the nine months ended June 30, 2002 cash used in investing activities was $15,349 due to the purchase of fixed assets. Management expects an increase in this cash outlay in future periods as spending on laptops and systems upgrades needed for network efficiencies have been suspended until funding has been secured.

Net cash provided by financing activities was $499,128 for the nine months ended June 30, 2002. The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The majority of bridge loans will convert to equity at time of funding.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 4, 2002, the Company issued 48,000 shares of common stock of the Company to Donald Schwall, Jr., pursuant to that certain Engagement Agreement dated as of September 15, 2001 by and between the Company and Mr. Schwall (the "Schwall Engagement Agreement"). The Company issued the 48,000 shares (i) in consideration for $24,000 due and owing Mr. Schwall under the Schwall Engagement Agreement and (ii) in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Additionally, on April 4, 2002, the Company issued 63,000 shares of common stock to Mr. Schwall, pursuant to a Consulting Services Agreement dated February 3, 2002 by and between the Company and Equity Thunder Investment Corporation, a Nevada corporation ("Equity Thunder"). The Company issued the 63,000 shares (i) in consideration for $24,000 due and owing Equity Thunder under Equity Thunder Consulting Services Agreement and (ii) in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act. Mr. Schwall is entitled to "piggy-back" registration rights on all registrations of the Company (other than registrations made pursuant to a Form S-4, Form S-8 or any other successor form of limited purpose) for the issuance of both the 48,000 shares and the 63,000 shares.

On April 11, 2002 the Company issued 50,000 shares of common stock of the Company pursuant to that certain Consulting Services Agreement dated March 28, 2002 by and between the Company and Blair Capital, Inc., a Nevada corporation ("Blair Capital"). The Company issued the 50,000 shares to Blair Capital in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act. Blair Capital is entitled to "piggy-back" registration rights on all registrations of the Company (other than registrations made pursuant to a Form S-4, Form S-8 or any other successor form of limited purpose) for the issuance of the 50,000 shares.

On May 9, 2002, pursuant to a Non-Qualified Stock Option Agreement dated May 9, 2002, the Company issued to Breckenridge McKinley an option (the "Option"), for a term of 10 years, to purchase 250,000 shares of common stock, an exercise price of $0.01 per share, which Option was exercised on May 10, 2002. The Company issued the Option (i) in consideration for consulting services provided pursuant to a consulting agreement dated May 9, 2002, by and between the Company and Mr. McKinley (ii) in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act. The 250,000 shares of common stock underlying the Option were registered pursuant to a Form S-8, filed by the Company with the Securities and Exchange Commission on May 10, 2002 (the "Reality S-8").

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

The Company has failed to make payments on a loan of $190,000 to the Company plus interest payments due March 31, 2002 pursuant to that certain Convertible Promissory Note (the "Cabletron Note") dated July 1, 2001, made by Reality Networks, a Delaware corporation ("Reality Delaware"), to Cabletron Systems, Inc., a Delaware corporation ("Cabletron"). The Company assumed the obligations of the Cabletron Note pursuant to that certain Asset Purchase Agreement dated March 5, 2002, by and between the Company and Reality Delaware.

The Company has filed to make payments on a loan of $15,000 of principal plus interest payments due March 15, 2002, with respect to a promissory note payable to John C. Rosso.

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

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Reverse Stock Split.

As disclosed in the Company's current report on Form 8-K filed on May 3, 2002, the Board of Directors of the Company, on April 24, 2002, unanimously approved, effective May 7, 2002, a 1-for-2 reverse stock split of the all of the issued and outstanding shares of common stock of the Company held by shareholders as of the close of business of the Company on May 26, 2002, and a simultaneous amendment to the Company's Articles of Incorporation to decrease the number of authorized shares of Common Stock of the Company from 50,000,000 to 25,000,000. The number of shares of preferred common stock authorized to be issued by the Company remained unaffected. In connection the reverse stock split, the Company's ticker symbol changed from "RWNI" to "RWNT."

Option Agreement with Company Counsel.

Pursuant to a Non-Qualified Stock Option Agreement dated June 7, 2002 by and between the Company and The Otto Law Group, PLLC ("TOLG"), the Company issued an option (the "Option") to TOLG, for a term of 10 years, to purchase 97,800 shares of common stock at an exercise price of $0.0001 per share, which Option was exercised by TOLG on June 13, 2002. The Option was issued in consideration for $48,900 of legal fess due TOLG. The 97,800 shares of common stock underlying the Option were registered pursuant to the Reality S-8. TOLG, who prepared the opinion regarding the authorization, issuance and fully-paid and non-assessable status of the securities covered by the Reality S-8, represents the Company with respect to certain legal matters. TOLG's relationship with the Company has been as legal counsel, and there are no arrangements or understandings which would in any way cause TOLG or any of its members or employees to be deemed an affiliate of the Company or a person associated with an affiliate of the Company. David M. Otto, a member of TOLG, holds 97,800 shares of common stock of the Company, which 97,800 shares were registered under the Reality S-8. TOLG, of which Mr. Otto holds a 100% beneficial interest, holds 58,283 shares of common stock, which 58,283 shares are "restricted securities," as such term is defined in Rule 144(a)(3) of the Securities Act.

Appointment of New Chief Executive Officer and President.

On July 30, 2002, Dennis Spina was appointed President and Chief Executive Officer of the Company. The Company does not hold any form of key-man life insurance for Mr. Spina. Certain biographical information about Mr. Spina is as follows.

Mr. Spina, 58, was Chairman and CEO of Erols Internet Service, which was the nation's primary regional Internet Service Provider based in Springfield, Virginia. Erols was one of the pioneers of the Internet, being the first to market and sell the Internet using radio and television. The service was founded in 1996, when Mr. Spina developed Erols' strategy, as well as engineered the growth throughout the Northeast corridor. Erols was successfully sold to RCN, a broadband cable provider, headquartered in Princeton, New Jersey. While at RCN, Mr. Spina was the Vice Chairman and President of Internet Services. He was also the President and CEO of Covista, a public company based in Little Falls, NJ. Covista was a data and long distance switched based operator servicing businesses and residential customers in the New York metropolitan area. Mr.

Spina started his career with Federal Express in April of 1973 and was Regional Vice President in the Northeast and oversaw the explosive growth and expansion in the Northeast. He spent 17 years at Federal Express and was ultimately responsible for all operations and sales from Maine to Washington, DC, with 14,000 employees and $2 billion in revenue. Mr. Spina received his A.B. in Liberal Arts from Temple University in 1969 and has completed executive financial management programs at the Mellon School of Business at Harvard University.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

All exhibits included in this report are incorporated by reference. See the Exhibit List below for all such exhibits.

(b)      Reports on Form 8-K.

         (1) On May 3, 2002, the Company filed a Current Report on Form 8-K disclosing, under Item 5 "Other Information," the appointment of Victor Romero to the board of directors of the Company and a 1-for-2 reverse stock split of the common stock of the Company.

         (2) On May 20, 2002, the Company a Current Report on Form 8-K (amending that certain Form 8-K filed by the Company on March 20, 2002), disclosing, (i) under Item 2 "Acquisition of Disposition of Assets," certain summarized information regarding that certain Asset Purchase Agreement (the "Asset Purchase Agreement") March 5, 2002 by and between the Company Reality Networks, Inc., a Delaware corporation ("Reality Delaware"), (ii) under Item 5 "Other Information," the termination of that certain Agreement and Plan of Merger dated February 27, 2002, by and between the Company and Amenities Network, Inc., a Washington corporation, and (iii) under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" and the exhibits therein referenced, the filing of consolidated balance sheets of the Company as of December 31, 2000 and 2001, consolidated statements of operations, comprehensive income, shareholder's equity, and cash flows of the Company for the three years ended December 31, 2001, together with related notes and the report of independent accountants, (filed as Exhibit 99.1) and unaudited pro forma combined condensed balance sheet of the Company as of December 31, 2001, together with related notes (filed as Exhibit 99.2).

                                   SIGNATURES

In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REALITY WIRELESS NETWORKS, INC


Date:  August 14, 2002                  By:/s/ Rick Ramirez
                                           -------------------------------------
                                           Vice President, Business Development,
                                           Secretary and Treasurer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO. AND DESCRIPTION OF EXHIBIT
--------------------------------------

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

10.14 (7)         Amendment No. 1 to Software Purchase Agreement dated July 30,
                  2001 between the Company and Torchmark Holdings Ltd.

10.15 (8)         Form of Note dated September 4, 2001, made by Torchmark to the
                  Company

10.16 (9)         Letter of Intent dated October 2, 2001 between Reality
                  Networks and the Company

10.17 (10)        Form of Amendment No. 1 to Letter of Intent, dated October 10,
                  2001

10.18 (13)        Asset Purchase Agreement dated March 5, 2002, by and between
                  Reality Wireless Networks, Inc., a Nevada corporation, and
                  Reality Networks, Inc., a Delaware corporation.

99.1  (15)        Certification

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

(8) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on September 7, 2001.

(9) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on October 4, 2001.

(10) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on October 26, 2001.

(11) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10K-SB (File No. 000-26369), filed on April 15, 2002.

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

(15) Filed herein.
                                       14