Form 10KSB
period 2002-09-30
REALITY WIRELESS NETWORKS  INC
filed 2002-12-30
CIK 1088537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM  10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  FISCAL  YEAR  PERIOD  ENDED  SEPTEMBER  30,  2002

SECURITIES  AND  EXCHANGE  COMMISSION  FILE  NUMBER
000-26369

                        REALITY WIRELESS NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              NEVADA                            88-0422026
(STATE  OR  OTHER  JURISDICTION  OF          (I.R.S.  EMPLOYER
  INCORPORATION  OR  ORGANIZATION)       IDENTIFICATION  NUMBER)

                            120 W. CAMPBELL, SUITE E
                           CAMPBELL, CALIFORNIA 95008
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                                 (408) 379-3822
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
            ---------------------------------------------------------



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

     YES  X     NO  ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $182,409


     The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of December 26, 2002, was 5,042,504.

================================================================================

     REALITY  WIRELESS  NETWORKS,  INC.


                                                                         PAGE
                                                                         ----

TABLE  OF  CONTENTS


Part  I

Item  1.  Description  of  Business                                         2

Item  2.  Description  of  Property                                         9

Item  3.  Legal  Proceedings                                               10

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders      10


Part  II

Item  5.  Market  for  Common  Equity  and  Related  Shareholder  Matters  10

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation 10

Item  7.  Financial  Statements                                            12

Item  8.  Changes  in  and  Disagreements  with  Accountants  on
          Accounting and Financial  Disclosure                             13

Part  III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With  Section  16(a)  of  the  Exchange  Act         13

Item  10.  Executive  Compensation                                         15

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and
           Management                                                      15

Item  12.  Certain  Relationships  and  Related  Transactions              16

Item  13.  Exhibits  List  and  Reports  on  Form  8-K                     16

SIGNATURES                                                                 17

Forward-looking  Statements

Certain statements in this Annual Report on Form 10-KSB, as well as statements made by Reality Wireless Networks, Inc. ("Reality" or the "Company") in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations; (7) required accounting changes; and (8) other factors over which Reality has little or no control.

                                     PART I
ITEM  1.  Description  of  Business

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

The  Company's  common  stock  trades  on  the  OTC  BB  under the ticker symbol
"RWNT.OB"

THE  COMPANY  AFTER  THE  PURCHASE  AGREEMENT

The  Company's  Products  and  Services
---------------------------------------

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

How  the  Technology  The  Company  Uses  Works
-----------------------------------------------

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

The following diagram is a general illustration of how Reality Wireless deploys the IEEE 802.11a and IEEE 802.11b standards:

                                                            Market 1
                                   ---------- nc---------------n
                                  |                            |
                                  |                            |
                                  |                     |--------------|
                                  |                     c    c    c    c
Reality Wireless                  |
Networks NOC                      |                         Market 2
        |----------- mnc-------Internet------ nc---------------n
        |                         |
---------------------             |                            |
|       |         |               |                            |
s       s         s               |                     |--------------|
                                  |                     c    c    c    c
                                  |
                                  |                          Market n
                                   ---------- nc---------------n
                                                               |
                                                               |
                                                        |--------------|
                                                        c    c    c    c
NOC-to-Market Network Architecture


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

Current  and  Expected  Pricing  and  Anticipated  Competition
--------------------------------------------------------------

The Company offers is Internet access service for a setup price of $299 and a $70 monthly service fee, at a connection speed of 256 Kbps. This is designed to compete favorably with similar products and provide a return on investment that falls within 12 months. The Company believes that this product competes with a national average of approximately $50 per month for cable service and approximately $129 per month for IDSL, an enhanced type of DSL service. The Company intends that its target markets will be geographical areas where cable and DSL services are not available.

Anticipated  Sales  and  Marketing  Strategies
----------------------------------------------

The Company intends to engage in the following marketing activities to market and sell its wireless broadband products:

-   Conduct  market  surveys  in  anticipated  key  traffic  areas.
-   Set  up  marketing  booths  at  community  centers  and  commerce  centers.
- Form affiliations with homeowners associations, realty offices, and community organizations.
- Distribute flyers and door hangers to residences and small businesses.
-   Conduct  direct  advertising  mail  campaigns.
-   Enter  into  resale  agreements  with  local  retail  outlets.
- Advertise in community newspapers and at community activities and events.

New  Executive  Offices
-----------------------

In connection with the Purchase Agreement, the Company has relocated its principal executive offices from 4106 Factoria Blvd. SE, Suite 214, Bellevue, Washington 98006 to 120 W. Campbell Ave., Suite E, Campbell, California 95008, and its telephone and fax numbers have changed to (408) 379-3822 and (408) 516-9315, respectively.

Bankruptcy  or  Receivership

The Company has never initiated or been the subject of any action under the United States Bankruptcy Code or any receivership or any similar proceeding.

Employees

As of December 27, 2002, the Company employed 5 full-time employees and 2 part-time employee. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good. We do not currently have any key man life insurance on any of our directors or executive officers.

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

OUR  BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED.

The Company has an extremely limited operating history and has only recently purchased assets related to its current business. The Company will be vulnerable to a variety of business risks generally associated with young, rapidly growing companies, such as an uncertain ability to execute its business plan and manage growth and expansion, the possible need for substantial additional financing, uncertainty of market acceptance, dependence on key personnel and considerable competition. Consequently the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as those in which the Company intends to compete. These risks also include evolving and unpredictable business models, the Company's ability to anticipate and adapt to developing markets, acceptance by wireless broadband and other users, consumers and business customers of the Company's services and the ability of the Company to establish relationships with a sufficient number of business partners. To address these risks, the Company must, among other things, attract and retain a sufficient number of users of its services, maintain its business customer base, respond to competitive developments, continue to attract, retain and motivate qualified personnel, provide customer service, and continue to develop and upgrade its technologies and commercialize its services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operation. As of December 27, 2002 Reality had 217 accounts.

WE  HAVE  A  HISTORY  OF  LOSSES  AND  WE  EXPECT  FUTURE  LOSSES.

We incurred net losses of $2,221,724 for the year ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of $1,853,488. We expect to continue to incur net losses for the foreseeable future and negative cash flow from operations through at least September 2004.

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

WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND WE MAY BE UNABLE TO OBTAIN SUCH REQUIRED CAPITAL.

The Company believes that its existing capital resources, will be sufficient to meet its presently anticipated cash requirements through only January 2003. No assurance can be given that the Company will not be required to raise additional financing prior to such time. If and when additional funds are raised through the issuance of equity securities, shareholders of the Company will experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its shareholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of business opportunities, respond to competitive pressures, or may be unable to continue operations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

OUR  OFFICERS  AND  DIRECTORS  HAVE  SIGNIFICANT  CONTROL  OF  US.

Rick Ramirez, Brent Haines, and Victor Romero majority shareholders, officers and/or directors of the Company, currently each own approximately 18%, 18% and 7%, respectively (amounting to a combined total of approximately 42%), of the issued and outstanding shares of common stock of the Company. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Additionally, Reality Wireless Networks needs to lease space on rooftops or towers from third parties to install the wired access points, and if these leases are not obtained or are available on favorable terms, the business operations and expansion could be impaired.

WE  ARE  VULNERABLE  TO  VENDOR  SHORTAGES

Reality Wireless Networks depends upon third-party suppliers to deliver key components of the network and delays in the shipment of these components could affect the Company's ability to implement its service.

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

ITEM  2.  Description  of  Property

Reality does not own real property or invest in real estate. As of September 30, 2002, Reality maintained a month to month $2,275 office lease in Campbell, California. The Company also leases, on a month to month basis for a total of $160 per month, access to tower and relay sites.

ITEM  3.  Legal  Proceedings

On October 16, 2002, GE Capital Colonial Pacific Leasing ("GE Capital") filed a complaint in Superior Court of the State of California for the County of Santa Clara alleging that Reality Wireless Networks, Inc. breached an equipment lease agreement. The impending litigation will not have a material adverse effect on the Company nor on its business. Moreover, Mr. Brent Haines, a director and officer of the Company, is also a defendant in this lawsuit. Mr. Haines has signed a personal guaranty guaranteeing the equipment lease agreement. The Company has not responded to the complaint, but intends to vigorously defend against all claims asserted.

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

                                     PART II

ITEM  5.      Market  for  Common  Equity  and  Related  Shareholder  Matters

Reality's Common Stock is not traded on a registered securities exchange, or the NASDAQ. Reality's Common Stock is quoted on the National Association of Securities Dealers OTC Bulletin Board and was first listed on November 7, 1999 under the symbol "DCIM," which symbol was changed to "RWNI" on December 19, 2001. However, the symbol was changed from "RWNI" to "RWNT" on May 7, 2002. The following table sets forth the range of high and low bid quotations for each fiscal quarter since the stock began trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, a 3-for-1 forward split on March 31, 2000, a 1-for-27 reverse split on December 22, 2001, a 1-for-2 reverse stock split effective May 7, 2002, and may not necessarily represent actual transactions. March 5, 2002, Company adopted September 30 as fiscal year ending from accounting acquirer through an asset purchase agreement.

FISCAL  QUARTER  ENDING     HIGH  BID     LOW  BID
-----------------------     ---------     --------

December  29,  1999       $6.125         $5.8125
March  31,  2000          $27.625        $26
June  30,  2000           $4.875         $4.5
September  30,  2000      $1.1562        $1.0938
December  29,  2000       $0.4062        $0.2812
March  31,  2001          $0.1875        $0.1562
June  30,  2001           $0.11          $0.09
September  30,  2001      $0.02          $0.01
December  31,  2001       $0.95          $0.25
March  31,  2002          $0.90          $0.90
April  30,  2002          $0.58          $0.58
July  30,  2002           $0.85          $0.75
September  30,  2002      $0.38          $0.30

     On  December  20,  2002,  the  closing  price  was  $0.29  per  share.

     As of December 27, 2002, there were approximately 104 record holders of the Company's common stock.

     We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.


None.

Item  6.      Management's  Discussion  and  Analysis  or  Plan  of  Operations

On August 26, 2002, the Company began the process of acquiring additional capital from investors for a proposed investment through private placement in the equity and equity related securities of the Company (the "Funding").

Reality is in the process through the Funding to raise a minimum of One Million Dollars ($1,000,000) to a maximum of Three Million Dollars ($3,000,000). The Company has retained Ladenburg Thalmann & Co. Inc. ("Ladenburg") to perform such financial consulting services as the Company may request in connection with the Funding, as indicated by Reality and Ladenburg signing a letter agreement dated November 7, 2002 to extend Ladenburg's financial consulting services through November 10, 2003. The proceeds from the Funding will be used primarily to (i) reduce Company's liabilities and (ii) working capital and general corporate purposes.


OPERATIONS  FOR  THE  YEARS  ENDED  September  31,  2002  AND  2001

REVENUES

Revenues for the year ended September 30, 2002 were $182,409, and were derived primarily from monthly internet access fees, hardware and installation required to establish wireless internet access.

GROSS  MARGIN

Cost of sales for the year ended September 30, 2002 were $317,623. The Gross Profit was ($135,212) or (74%) of revenues. Cost of sales included backhaul (access to internet), hardware, credit card transaction charges and installation expenses. Gross Profit was adversely affected by the high cost of hardware (CPE
- customer premise equipment). This high hardware cost, while subsidized by customers could not fully be recovered at time of installation. The cost of hardware will be recovered within 12 months, however the Company's gross profit was impacted significantly in this first year of operations. In addition, as cash reserves were limited, the Company intentionally slowed sales into open markets as it could not subsidize hardware costs, this in addition to fixed backhaul costs negatively impacted gross profit.


OPERATING  EXPENSES

Operating  expenses  included:

Depreciation in the amount of $21,473 on computer equipment, automobile and tower sites. General and administrative expenses in the amount of $1,500,517, which included; corporate marketing and investor relation consultants hired and paid in non-cash transactions through company stock at a value of $592,700 which was expensed to consulting fees, administrative salaries, audit and legal fees of $318,254, investor relations expenses and insurance costs. Engineering and development costs was $95,698 which included salaries of IT staff and consulting expenses for tower and relay site locations. Selling and marketing expenses was $223,187 which included direct market advertising, mailings, marketing salaries, commissions and web site maintenance. Interest expense was $80,488.Therewere no research and development costs. The resulting net loss for the year ended September 30, 2002 was $2,221,724 or a $.47 loss per share. Non-recurring operating activity: The Company took a one-time charge to record impairment of goodwill in the amount of $165,172.

CASH  REQUIREMENTS

As of September 30, 2002, Reality had $3,400 cash on hand. In order to continue to fund operations, the Company requires additional sources of funds that may not be readily available.


PRODUCT  DEVELOPMENT  AND  RESEARCH  PLAN  FOR  THE  NEXT  TWELVE  MONTHS

None

EXPECTED  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT

None.

EXPECTED  SIGNIFICANT  CHANGES  IN  NUMBER  OF  EMPLOYEES

The  Company  plans  to  employ  50  employees  by  September  30,  2003

ITEM  7.      Financial  Statements


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  Reality Wireless Networks, Inc.

We have audited the accompanying balance sheet of Reality Wireless Networks, Inc. as of September 30, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and the period from inception (August 28, 2001) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reality Wireless Networks, Inc. as of September 30, 2002, and the results of its operations and its cash flows for the year then ended and the period from inception (August 28, 2001) through September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Reality Wireless will continue as a going concern. As discussed in Note 2 to the financial statements, Reality Wireless has incurred a loss of $2,221,724 for the year ended September 30, 2002 and has a capital deficit of $2,446,243 as of September 30, 2002. The Company will require additional working capital to develop and support its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com
---------------------

December 30, 2002

                         REALITY WIRELESS NETWORKS, INC.
                                  BALANCE SHEET
                                  SEPTEMBER 30,




                                                                 2002
                                                             ------------
                               ASSETS
Current assets
  Cash                                                       $     3,400
  Accounts receivable                                              4,399
  Inventory                                                       32,487
  Prepaid assets                                                   1,200
                                                             ------------
    Total current assets                                          41,486

Equipment, net of accumulated depreciation of $21,473             85,549

                                                             ------------
                                                             $   127,035
                                                             ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                           $   507,051
  Accrued payroll                                                119,112
  Accrued payroll taxes                                          185,411
  Accrued interest                                                58,434
  Accrued expenses                                                21,417
  Current portion of notes and capital leases payable            985,569
                                                             ------------
    Total current liabilities                                  1,876,994

Notes and capital leases payable                                 103,529

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, no par value, 500,000 shares
    authorized, none issued and outstanding                            -
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 5,042,004 shares issued and outstanding            5,042
  Capital subscriptions receivable                                  (797)
  Additional paid in capital                                     588,510
  Accumulated deficit                                         (2,446,243)
                                                             ------------
    Total Stockholders' deficit                               (1,853,488)
                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   127,035
                                                             ============

      See accompanying summary of accounting policies and notes to financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                             STATEMENT OF OPERATIONS
  FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM INCEPTION
                   (AUGUST 28, 2001) THROUGH SEPTEMBER 30, 2001



                                                    Inception
                                       Year Ended    through
                                        Sept. 30,    Sept. 30,
                                          2002         2001
                                      ------------  ----------
Revenues                              $   182,409   $        -

Cost of revenues                          317,621            -
                                      ------------  ----------
                                                             -
Gross loss                               (135,212)
                                      ------------  ----------

Selling, general and administrative     1,248,152            -
Non-cash consulting expense               592,700            -
Provision for asset impairment            165,172            -
                                      ------------  ----------
                                        2,006,024            -
                                      ------------  ----------

Loss from operations                   (2,141,236)           -

Interest expense                           80,488            -
                                                -
                                      ------------  ----------
Net loss                              $(2,221,724)  $        -
                                      ============  ==========

Net loss per share:
  Basic and diluted                   $     (0.47)  $     0.00
                                      ============  ==========

Weighted average shares outstanding:
  Basic and diluted                     4,696,817    4,000,000
                                      ============  ==========


      See accompanying summary of accounting policies and notes to financial statements.

                        REALITY WIRELESS NETWORKS, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND THE PERIOD FROM INCEPTION (AUGUST 28,
                        2001) THROUGH SEPTEMBER 30, 2001





                                 Common stock        Addl.
                           -----------------------  Paid in     Capital   Retained
                             Shares      Amount     Capital    Sub. Rec.  Earnings
                           ----------  -----------  ---------  ---------- ------------
Issuance of common stock
to founders                4,000,000   $      400   $    400   $    (800) $         -
                           ----------  -----------  ---------  ---------- ------------
Net loss                           -            -          -           -            -

Balances at September 30,
  2001                     4,000,000          400        400        (800)           -
                          -----------  -----------  ---------  ---------- ------------

Change in par value of
  common stock                     -        4,070     (4,070)          -            -

Merger with Dicom            522,603           52          -           -     (224,519)

Treasury stock returned
  and reissued for
  services                   (25,000)         (25)        25           -            -

Common stock issued for
  Services                   194,901          195    295,505           -            -

Stock options issued for
  Services                         -            -    297,000           -            -

Cashless exercise of
  stock options              350,000          350       (350)          -            -

Proceed from stock
  subscription                     -            -          -           3            -

Net loss                           -            -          -           -   (2,221,724)
                          -----------  -----------  ---------  ---------- ------------
Balances at September 30,
  2002                     5,042,504   $    5,042   $ 588,510  $    (797) $(2,446,243)
                          ===========  ===========  =========  ========== ============

      See accompanying summary of accounting policies and notes to financial statements.

                        REALITY WIRELESS NETWORKS, INC.
                            STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND THE PERIOD FROM INCEPTION (AUGUST 28,
                        2001) THROUGH SEPTEMBER 30, 2001




                                                                             2002         2001
                                                                         ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                                 $(2,221,724)  $       -
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation                                                              21,473           -
    Provision for asset impairment                                           165,172           -
    Merger with Dicom                                                       (224,467)
    Non-cash stock compensation                                              592,700           -
Changes in current assets and liabilities:
 Accounts Receivable                                                          (5,242)          -
 Inventory                                                                   159,167           -
 Prepaids                                                                      3,929           -
 Accounts payable                                                            481,156           -
 Accrued expenses                                                            377,877           -
                                                                         ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES                                       (649,959)          -



CASH FLOWS FROM INVESTING ACTIVITIES - capital   expenditures                (20,824)          -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable                                     689,354           -
 Principal payments under capital leases payable                             (15,171)          -
                                                                         ------------  ----------
NET CASH PROVIDED BY FIANCING ACTIVITIES                                     674,183           -

NET INCREASE (DECREASE) IN CASH                                                3,400           -
Cash, beg. of period                                                               -           -
                                                                         ------------  ----------
Cash, end of period                                                      $     3,400   $       -
                                                                         ============  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                            $    25,263   $       -
Income taxes paid                                                        $         -   $       -

ACQUISITION OF ASSETS AND ASSUMPTION OF LIABILITES:
  Assets acquired                                                        $         -   $ 287,877
  Liabilities assumed                                                              -    (453,049)
                                                                         ------------  ----------
  Recorded as goodwill                                                   $         -   $ 165,172
                                                                         ============  ==========

      See accompanying summary of accounting policies and notes to financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Reality Wireless Networks, Inc. referred to as ("Reality Wireless") was incorporated on August 28, 2001 under the laws of the state of Delaware. The Company is a wireless Internet service provider. On October 1, 2001, the Company entered into a stock purchase agreement to acquire certain assets and liabilities of a related Internet service provider. On March 5, 2002, the Company entered into an asset purchase agreement with Reality Wireless Networks, Inc. ("Wireless") and exchanged 100% of its shares for 4,000,000 shares of Wireless or 88.8% of Wireless. Prior to the merger, Wireless changed its name from Dicom Imaging Systems, Inc. For accounting purposes this transaction has been treated as an acquisition of Dicom and a recapitalization of Reality Wireless. This tax-free transfer is pursuant to section 351 of the Internal Revenue Code of 1986 as amended.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Inventory

Inventory consists of wireless equipment and supplies and is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Impairment

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Reality recorded an impairment of goodwill during the year ended September 30, 2002 based on management's assessment of future cashflows.

Stock Based Compensation

The Company accounts for stock options and warrants issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended September 30, 2002 and the period from inception (August 28, 2001) through September 30, 2001, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

In August 2001, the Company assumed certain liabilities and commenced its business operations. The Company will require additional working capital to develop and support its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support the Company's working capital requirements.

Additionally, the Company intends to raise additional working capital through private placements, public offerings and/or bank financing. As of December 27, 2002, the Company is in discussions with investors and lending institutions, however no definitive agreements have been reached.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or
(2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - ASSET AND LIABILITY PURCHASE FROM RELATED ENTITY

On October 1, 2001, Reality Wireless entered into an agreement with Reality Wireless Networks, Inc., a California corporation and an Internet service provider or ("ISP-Reality"), to acquire certain assets and assume certain liabilities. Reality Wireless has reflected the acquisition of assets and assumption of liabilities as of September 30, 2001. Certain officers, directors and shareholders of Reality Wireless were or are officers, directors and shareholders of ISP-Reality. The purchase price was allocated to the assets acquired and liabilities assumed. The amount allocated to goodwill or other intangibles was recorded as a charge to earnings. The purchase price was allocated as follows:


                                                    Fair Value
                                                   -------------
          Accounts receivable                         $   6,556
          Inventory                                     191,654
          Prepaid assets                                  3,469
          Property and equipment                         86,198
          Accounts payable                              (25,895)
          Accrued expenses                               (6,500)
          Notes and leases payable                     (420,654)
                                                   -------------
          Fair value of net liabilities assumed        (165,172)
          Goodwill                                      165,172
                                                   -------------
                                                      $       -
                                                   =============

There are no unaudited pro forma results of operations since the Company began operations on August 28, 2001.


NOTE 4 -REVERSE MERGER

On March 5, 2002, Reality Wireless entered into an asset purchase agreement with Wireless and exchanged 100% of its shares for 4,000,000 shares of Dicom or 88.8% of Dicom. Prior to the merger, Dicom changed its name to Reality Wireless Networks, Inc. For accounting purposes this transaction was treated as an acquisition of Dicom and a recapitalization of Reality Wireless. Reality Wireless's equity interest in Dicom's net liabilities totaling $224,467 was recorded as a charge to accumulated deficit in the accompanying statement of stockholders' deficit. This tax-free transfer is pursuant to section 351 of the Internal Revenue Code of 1986 as amended. Reality Wireless is the accounting acquirer and the results of its operations carry over. After the merger 4,522,103 shares were outstanding.


NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2002, property and equipment consisted of the following:

                                        Estimated
                                         Useful
                                         Lives            Amount
                                     ---------------  -------------
     Computer equipment                     3-5          $ 41,010
     Furniture and fixtures                   7               790
     Automobile                               5            24,090
     Communications equipment                 7            41,132
                                                      -------------
                                                          107,022
     Accumulated depreciation                              21,473
                                                      -------------
                                                         $ 85,549
                                                      =============


NOTE 6 - INCOME TAXES

Reality has had losses since inception; therefore, the Company has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,600,000 at September 30, 2002, and will expire in various years through 2021. Reality recorded an increase in the valuation allowance of $550,000 for the year ended September 30, 2002.

The components of deferred income tax assets at September 30, 2002, were as follows:

                                                                 Amount
                                                              --------------
Net operating loss carryforwards                                   550,000
Valuation allowance                                               (550,000)
                                                              --------------
Net deferred tax assets                                       $          -
                                                              ==============

For the year ended September 30, 2002 and period from inception through September 30, 2001, the income tax benefit determined by applying the statutory income tax rate to pre-tax loss from operations differs from the actual benefit as follows:

                                                      2002            2001
                                                 -------------    ------------
Provision for income tax benefit at statutory
   rate                                          $   (755,386)    $          -
Change in deferred tax asset valuation
  allowance                                           550,000                -
Non-cash stock compensation                           205,386                -
                                                 -------------    ------------
                                                 $        -       $          -
                                                 =============    ============


NOTE 7 - NOTES AND CAPITAL LEASES PAYABLE

Realty Wireless assumed certain obligations on October 1, 2001. The following are the notes and capital leases payable as of September 30,:


                                                               2002
                                                           -------------
   Installment note issued to purchase automobile,
   payable in monthly installments of $465 through
   August 2006, and bearing interest at 5.9% ,
   secured by automobile purchased                           $    20,313

   Convertible promissory note issued to purchase
   inventory, due June 4, 2002, unless converted,
   note automatically converts if Reality Wireless
   raises $3 million, and bearing interest at 8%,
   secured by all accounts including inventory and
   equipment                                                    190,000

   Convertible promissory note issued for working
   capital, due July 2004, unless converted, and
   bearing interest at 10%, personally guaranteed by
   an officer of Reality Wireless                                75,000

   Capital lease obligation payable in monthly
   installments of $1,877 including principal and
   interest,  maturing July 2004, and bearing interest
   at 22.86% secured by inventory and equipment                  36,878

   Capital lease obligation payable in monthly
   installments of $1,592 including principal and
   interest,  maturing July 2005, and bearing interest
   at 24.24% secured by inventory and equipment                  42,553

   Convertible promissory notes issued for working
   capital, due various dates through February 2003,
   unless converted, and bearing interest at 5%,
   unsecured                                                   135,000

   Convertible promissory notes issued for working
   capital, due various dates through June 2003,
   unless converted, and bearing interest at 10%,
   unsecured                                                   544,000

   Other various notes                                          45,354
                                                           -------------
   Total                                                      1,089,098
   Less: current portion                                        985,569
                                                           -------------
   Notes and capital lease payable                          $   103,529
                                                           =============


The annual maturities of the debt indicated above for the five years following September 30, 2002, are $985,569 in 2003, $94,700 in 2004, $5,193 in 2005 and
$3,636 in 2006.

The $190,000 convertible promissory note is convertible at the outstanding principal balance plus accrued interest at a 65% discount of the strike price of an equity financing. Reality Wireless will record a charge to earnings for the discount upon the consummation of an equity financing.

Convertible promissory notes totaling $135,000 are convertible at the outstanding principal balance plus accrued interest at a 50% discount of the strike price of an equity financing. Reality Wireless will record a charge to earnings upon the consummation of an equity financing.

Convertible promissory notes totaling $275,000 are convertible at the outstanding principal balance plus accrued interest at the option of the holder at the pricing of the first closing of an equity financing.

Convertible promissory notes totaling $524,354 will be automatically converted at the outstanding principal balance plus accrued interest and at the pricing of the first closing of an equity financing.

No value has been assigned to the beneficial conversion features on certain convertible promissory notes at September 30, 2002 due to the conversion price being based on the occurrence of future events outside the control of the holder. At the time contingency is resolved, the value of the beneficial conversion feature will be charged as interest expense.


NOTE 8 - PREFERRED STOCK

On March 27, 2002, Reality's Board of Directors created and authorized 500,000 shares of Series A Convertible Preferred Stock. Series A Preferred Stock is convertible into ten shares of Reality's common stock at the option of the holder. Reality is required to reserve and keep available out of its authorized but unissued shares of common stock enough shares sufficient for conversion of Series A Preferred Stock.

No Series A Preferred is issued or outstanding at September 30, 2002.


NOTE 9 - COMMON STOCK

On April 24, 2002 the Board of Directors of Reality authorized a one-for-two stock split of the Reality common stock. On May 7, stockholders of record received one share for every two shares of common stock held of record on April 27, 2002. The stock split has been reflected in the accompanying financial statements, and all applicable reference as to the number of common shares and per share information has been restated. In addition, the par value was changed from .001 to .01 per share.

During fiscal 2002 Reality issued 97,101 shares valued at $246,800 for payment of legal and consulting fees.

In addition, 447,800 shares were issued to consultants and legal council upon the cashless exercise of 347,800 options with an exercise price of between .01 - ..0001 and 100,000 options with an exercise price of .001. The consultant's stock-based compensation is recorded at fair value. The compensation cost recorded for these options was $345,900 for the year ended September 30, 2002. The fair value was based on the Black-Scholes option pricing model.

During fiscal 2002 Reality entered into a merger agreement with a third party whereby Reality would issue 207,059 shares of Reality common stock in exchange for the outstanding shares of the third party. The merger did not take place, however, Reality issued the common stock. These shares are being held by Reality's outside legal council and will be cancelled. The shares are not reflected in the accompanying financial statements as issued or outstanding as of September 30, 2002.


NOTE 10 - WARRANTS

In connection with the $75,000 convertible promissory note, the Company issued 150,000 warrants to purchase Series A preferred stock or its common stock equivalent at an exercise price of 70% of the price of Series A preferred stock or common stock. The warrants have a term of 5 years.

In connection with the majority of convertible promissory notes entered into during fiscal 2002, Reality issued 632,354 warrants to purchase Series A preferred stock or its common stock equivalent at an exercise price equal to the price of Series A preferred stock or common stock issued by Reality when future funding is obtained. The warrants have a term of 3 years.


NOTE 11 - STOCK OPTION PLAN

2002 Stock Option Plan

During September 2001, the Company adopted the "2001 Stock Option Plan." Pursuant to the Company's 2001 Stock Option Plan, the Company may grant the Company's employees and employee director's non-qualified options to purchase up to 1,000,000 shares of Common Stock. Incentive stock options must be granted at not less than the fair market value of the Company's Common Stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's Common Stock). The terms of the options are determined by the Company's Board of Directors. Any options granted must be exercised within ten years of the date of grant or within five years from the date of grant for options granted to stockholders owning 10% or more of the Company's Common Stock. Unexercised vested and unvested options terminate in three months if the employment or service of an option holder is terminated for cause. Unvested options terminate if the employment or service of an option holder is terminated without cause or for disability

Reality uses the intrinsic value method of calculating compensation expense for employees. During fiscal 2002 and 2001, no compensation expense was recognized for the issuance of options and warrants issued to employees, because there were no options issued to employees.

During the year ended September 30, 2002, Reality issued 350,000 options to two consultants. Both consultants received shares of common stock upon the cashless exercise of the options.

At September 30, 2002 there were no options outstanding.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

VICTOR  ROMERO:  CHIEF  OPERATIONS  OFFICER

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

RICK RAMIREZ: DIRECTOR; EXECUTIVE VICE PRESIDENT, BUSINESS DEVELOPMENT; SECRETARY AND TREASURER

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

BRENT  HAINES:  DIRECTOR

     Mr. Haines, 34, currently a director for Reality Networks, received his Bachelors Degree in Applied Mathematics from the University of Wisconsin in
1989.  From  1990  to  1996,  Mr.  Haines  worked  as  a  Software  Engineer and
Engineering Manager for several software companies. In 1996 he founded and served as Chief Executive Officer for Grendelnet, an Internet service provider that specialized in software and network design services. He was acting Vice President of Engineering for Harvest Technologies in 1997 and 1998, Lead
Architect for Healtheon/WebMD in 1999 and 2000, and Vice President of Engineering for Andalay, from 2000 to 2001. Mr. Haines resigned as Chief Technology Officer on June 14, 2002, but continues on in his capacity as a director.


DENNIS  SPINA:  CHIEF  EXECUTIVE  OFFICER

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

Appointment  of  New  Chief  Executive  Officer.

On  July  30,  2002,  Dennis  Spina was appointed Chief Executive Officer of the
Company.   The  Company does not hold any form of key-man life insurance for Mr.
Spina.  Certain  biographical  information  about  Mr.  Spina  is  as  follows.

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



     As of December 26, 2002, the Company's officers, directors and control persons, held the following securities of the Company:

                                          Number  of
                                          Shares  of
                                       Common  Stock(1)          Percentage

     RICK  RAMIREZ                         928,334                    18%
     BRENT  HAINES                         928,334                    18%
     VICTOR  ROMERO                        350,000                    7%
     TORCHMARK HOLDINGS LTD.               251,538                    5%  (2)

     All  directors  and
     officers as a group                 2,206,667                    42%

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

ITEM  10.  Executive  Compensation

The following table sets forth certain information with respect to compensation paid by the Company for the fiscal year ended December 31, 2000 and for the prior fiscal year to the Company's officers listed below. No other executive officer received more than $73,000 in annual compensation.

                                                            #  OPTIONS
                                  COMPENSATION  IN          GRANTED
NAME                TITLE             2002  (1)             IN  2002

Dennis  Spina    CEO,  Director         $-0-                 -0-
Victor  Romero   COO,  Director         $73,000.00  (2)      -0-
                 EVP  Business
Rick  Ramirez    Development, Director  $44,000.00  (3)      -0-
Brent  Haines    Director               $16,000.00  (4)      -0-

(1) Compensation beginning March 5, 2002, the effective date of Asset Purchase Agreement.
(2) Amount represents compensation in the form of salary of $44,000 and bonus of $29,000 earned, gross compensation paid totaled $4,000, the remainder has been accrued
(3) Amount represents compensation earned, gross compensation paid was $8,000, the remainder has been accrued
(4) Amount represents compensation earned, gross compensation paid was $-0-, the remainder has been accrued

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of December 26, 2002.


----------------------------------------------------------------------------------------------
                       Name  and  address              Number  of  Shares     Percentage  of
Title  of class        of beneficial owner              of Common Stock        Common Stock(1)
-----------------------------------------------------------------------------------------------


Common  Stock          Rick  Ramirez                       928,334  Shares          18%
                       120  W.  Campbell  Ave.,  Suite  E
                       Campbell,  California  95008

Common  Stock          Brent  Haines                       928,334  Shares          18%
                       120  W.  Campbell  Ave.,  Suite  E
                       Campbell,  California  95008

Common  Stock          Victor  Romero                      350,000  Shares          7%
                       120  W.  Campbell  Ave.,  Suite  E
                       Campbell,  California  95008

Common Stock           Torchmark Holdings Ltd. (2)         251,538  Shares          5%
                       PO  Box  290,  Caribbean  Place
                       Leeward  Highway
                       Providenciales
                       Turks  &  Caicos  Islands

--------------------------------------------------------------------------------

(1) Based on a total of 5,249,563 shares of the Company's common stock issued and outstanding as of December 26, 2002. All options, warrants or other securities of the Company convertible into common stock, whether authorized and unissued or issued and outstanding, upon issuance and/or conversion, represent approximately less than 1% of the shares of the Company's common stock outstanding on a fully-diluted basis, assuming consummation of the Share Exchange.

(2) Gannett, Lexicon and Santa Fe have each agreed to vote the same as any vote by Torchmark at any meeting of the shareholders of the Company; the shared voting power by and among these entities is approximately 266,149 shares of common stock, which amounts to approximately 5% of the issued and outstanding common stock.

--------------------------------------------------------------------------------


ITEM  12.  Certain  Relationships  and  Related  Transactions.

Reality entered into a letter agreement with Ladenburg Thalmann Co., Inc. ("Ladenburg") dated November 7, 2002 that shall extend to November 10, 2003, to retain Ladenburg as a financial advisor to assist Reality in raising a minimum of One Million Dollars ($1,000,000) and maximum of Three Million Dollars ($3,000,000). The proceeds from the Funding will be applied primarily to (i) the Company's liabilities and (ii) working capital and general corporate purposes.


ITEM  13.      Exhibits  and  Reports  on  Form  8-K.

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

                                        REALITY WIRELESS NETWORKS, INC.


Date:  December  30,  2002              By:    /s/  Rick  Ramirez
                                              --------------------
                                        Vice  President,  Business
                                        Development,  Secretary  and  Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Reality Wireless Networks, Inc., in the capacities and on the dates indicated.


NAME  AND  SIGNATURE                         TITLE                                    DATE


/s/  Victor  Romero
-------------------------------
Victor  Romero                   President  and  Chief  Operations  Officer         December  30,  2002


/s/  Rick  Ramirez
-------------------------------
Rick  Ramirez                    Vice  President,  Business  Development;           December  30,  2002
                                 Secretary; Treasurer and Director

/s/  Brent  Haines
-------------------------------
Brent  Haines                     Director                                          December  30,  2002


CERTIFICATION

I,  Rick  Ramirez,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Reality Wireless Networks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within that entity, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  30,  2002

                                     /s/  Rick  Ramirez
                                     -------------------------------------
                                     Vice  President,  Business  Development;
                                     Secretary;  Treasurer  and  Director


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

10.19  Letter  Agreement dated November 7, 2002, by and between Reality Wireless
     Networks,  Inc.,  a  Nevada corporation, and Ladenburg Thalmann & Co., Inc.

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

