Form 10QSB
period 2002-12-31
REALITY WIRELESS NETWORKS  INC
filed 2003-02-14
CIK 1088537

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

                FOR THE QUARTERLY PERIOD ENDED December 31, 2002 Securities and
                 Exchange Commission File Number
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

                                 YES  X        NO ___

The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of February 10, 2003, was 5,042,004.

================================================================================

                         Reality Wireless Networks, Inc.


                                                                                                        Page
                                                                                                        ----

PART I - Financial Information

Item 1.  Financial Statements:
         Consolidated Balance Sheet as at December 31, 2002                                              3
         Consolidated Statements of Operations for the three months ended December 31, 2002              4
         Consolidated Statements of Cash Flows for the three months ended December 31, 2002              5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.          7


PART II - Other Information                                                                              8

Item 1.  Legal Proceedings.                                                                          8 - 9

Item 2.  Changes in Securities.                                                                          9

Item 3.  Defaults Upon Senior Securities.                                                                9

Item 4.  Submission of Matters to a Vote of Security Holders                                             9

Item 5.  Other Information                                                                               9

Item 6.  Exhibits and Reports on Form 8-K.                                                          9 - 10

Signatures                                                                                         12 - 13

Exhibits



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements-


                         REALITY WIRELESS NETWORKS, INC.
                             CONDENSED BALANCE SHEET

                                                                    December 31,
                                                                         2002
                                                                  ----------------
                                                                     (Unaudited)
ASSETS

   Current assets:
     Cash                                                                    $3,888
     Accounts receivable - trade                                              4,080
     Inventory                                                               30,842
     Other current assets                                                    70,365
                                                                  -----------------
       Total current assets                                                 109,175

   Fixed Assets, less accumulated depreciation of $27,252                    79,770
                                                                  -----------------
                                                                           $188,945
                                                                  =================

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current liabilities:
     Accounts payable                                                      $536,541
     Accrued payroll                                                        150,612
     Accrued payroll taxes                                                  200,480
     Accrued interest                                                        80,592
     Accrued expenses                                                        49,205
     Current portion of notes and capital leases payable                  1,063,762
                                                                  -----------------
       Total current liabilities                                          2,081,192
                                                                  -----------------

   Long term portion of notes payable and capital leases                    103,529
   Commitments and contingencies
   Stockholders' equity (deficit):
     Convertible preferred stock, no par value, 500,000 shares
       authorized:  none issued and outstanding
     Common stock, $.001 par value, 25,000,000 shares
       authorized:  5,042,004 shares issued and outstanding                   5,042
       Capital stock receivable                                                (797)
     Additional paid in capital                                             588,510
     Accumulated deficit                                                 (2,446,243)
     Net loss                                                              (142,288)
                                                                  -----------------
       Total stockholders' equity (deficit)                              (1,995,776)
                                                                  -----------------
                                                                           $188,945
                                                                  =================




See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                           Three months ended
                                                            December 31, 2002
                                                          -------------------

Revenue                                                      $         28,827
Cost of sales:                                                         24,014
                                                             ----------------

Gross margin                                                            4,813

Engineering and
development                                                            16,159
Selling and marketing
expenses                                                                    -
General and
administrative                                                        106,162
                                                             ----------------
                                                                      122,321
                                                             ----------------

Income (loss) from
operations                                                           (117,508)

Other income
(expense):
Interest expense, net                                                 (24,780)
                                                             ----------------
                                                                      (24,780)
                                                             ----------------

                                                             ----------------

Net income (loss)                                            $       (142,288)
                                                             ================

Basic and diluted
income (loss) per
common share                                                            (0.03)
                                                             ================

Weighted average
shares outstanding                                                  5,249,563
                                                             ================





See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                          Three months
                                                         ended December
                                                            31, 2002
                                                        -----------------


Cash flows from operating activities:
  Net income (loss)                                      $       (142,288)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                   5,779
  Changes in operating assets and liabilities
    Accounts receivable                                               319
    Inventory                                                       1,645
    Prepaids and other current assets                             (69,165)
    Accounts payable                                               29,490
    Accrued expenses                                               69,005
                                                        -----------------
        Net cash used in operating activities            $       (105,215)
                                                        -----------------

Cash flows from investing activities:
  Purchase of equipment                                                 -
  Proceeds from sale of assets                                          -
                                                        -----------------
        Net cash used in investing activities                           -
                                                        -----------------

Cash flows from financing activities:
  Stock issued for cash
  Proceeds from issuance of notes payable                         107,510
  Principal payments under capital leases payable                  (1,805)
                                                        -----------------
        Net cash provided by financing activities        $        105,705
                                                        -----------------

Net increase in cash and cash equivalents                $            488
Cash and cash equivalents at beginning of period                    3,400
                                                        -----------------
Cash and cash equivalents at end of period               $          3,888
                                                        =================

Cash paid for:
  Interest                                                              -




See accompanying summary of accounting policies and notes to financials

                            REALITY WIRELESS NETWORKS
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                December 31, 2002

Note 1: Presentation

The condensed balance sheet of the Company as of December 31, 2002, the related condensed statements of operations for the three months ended December 31, 2002 and the statements of cash flows for the three months ended December 31, 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period.

Note 2 - Reverse Merger

On March 5, 2002, Reality Networks, Inc. ("RWNT") entered into an Asset Purchase Agreement with Dicom Imaging Systems, Inc. ("Dicom"). In March 2002, the Asset Purchase Agreement became effective (the Purchase Agreement). In accordance with the Purchase Agreement, Dicom changed its name to Reality Wireless Networks, Inc ("Reality'). Pursuant to the Purchase Agreement, all of the outstanding common shares of RWNT were exchanged for 8,449,320 shares of Reality. The transaction was regarded as a reverse merger whereby Reality was considered to be the accounting acquirer as it retained control of Dicom after the Purchase Agreement.

Since the Company entered into an Asset Purchase Agreement on March 5, 2002, no comparative three month financials have been provided.


Note  3  -   Defaults  Upon  Senior  Securities

The Company has failed to make payments on a loan of $190,000 to the Company plus interest payments due as at December 31, 2003 pursuant to that certain Convertible Promissory Note (the "Note") dated July 1, 2001, made by Reality Networks, Inc. a Delaware corporation, to Cabletron Systems, Inc., a Delaware corporation ("Cabletron"). The Company assumed the obligations of the Note pursuant to that certain Asset Purchase Agreement dated March 5, 2002, by and between the Company and Reality Networks, Inc., a Delaware corporation. The Company and Cabletron have reached a settlement agreement on the Note where the Cabletron will receive Twenty-Five Thousand Dollars ($25,000) once the Company receives proceeds from the Funding and one hundred thousand (100,000) shares of Company stock.

The Company has failed to make payments on a loan of $15,000 of principal plus interest payments due as at March 15, 2002, with respect to a promissory note payable with John C. Rosso. The Company does not currently have the ability to pay all past due debts. Such non-payment of past due debts may result in a default upon on some or all of the obligations to Mr. Rosso described above. The Company is currently negotiating with Mr. Rosso to restructure the debts it owes to him, although there can be no assurance that Mr. Rosso will agree with terms of restructuring proposed by the Company.

Note  4  -  Commitments

The Company has retained Ladenburg Thalmann & Co. Inc. ("Ladenburg") to perform such financial consulting services as the Company may request in connection with the Funding, as indicated by Reality and Ladenburg signing a letter agreement dated November 7, 2002 to extend Ladenburg's financial consulting services through November 10, 2003 in the amount of $80,000.

Note  5  -  Subsequent  Events

On January 6, 2003 the Company issued 1,430,000 shares of common stock of the Company pursuant to that certain Consulting Services Agreement dated January 29, 2003 by and between the Company and Terrence Byrne ("Byrne"). The 1,430,000 shares of common stock underlying the Option were registered pursuant to a Form S-8, filed by the Company with the Securities and Exchange Commission on February 11, 2003 (the "Reality S-8")

The Company has chosen to partially compensate OLG for legal services rendered by issuing three hundred thousand (300,000) shares of the Company's common stock to OLG. The general nature and purpose of the Engagement Agreement is to provide for legal services for the Company and, at the same time, compensate OLG for said legal services. The Engagement Agreement does not provide for a specific term, but remains in effect until terminated by either party. The Engagement Agreement qualifies as an Employee Benefit Plan as defined under Rule 405 of Regulation C. The Company issuing three hundred thousand (300,000) shares of Company's common stock to OLG is documented in a Form S-8 that was filed on February 11, 2003

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

GENERAL OVERVIEW

Reality was incorporated in the state of Nevada on March 19, 1999. On March 5, 2002 the Company entered into an asset purchase agreement with Reality Networks, Inc. a Delaware corporation. The Company is a service provider of fixed, wireless, high-speed, broadband Internet access to principally residential homes and small businesses. The Company provides this service as an alternative to digital subscriber line ("DSL") or cable Internet access service. The Institute of Electrical and Electronics Engineers ("IEEE") "802.11a" and "802.11b" radio frequencies, on which no license is required for a broadcaster, such as the Company, to broadcast, is the medium by which the Company provides its service. The Company provides its service primarily in geographical areas of northern California where DSL and cable services are not available and intends to expand its service to geographical areas outside of northern California.

On August 26, 2002, the Company began the process of acquiring additional capital from investors for a proposed investment through private placement in the equity and equity related securities of the Company (the "Funding"). Reality is in the process through the Funding to raise a minimum of One Million Dollars ($1,000,000) to a maximum of Three Million Dollars ($3,000,000). The Company has retained Ladenburg Thalmann & Co. Inc. ("Ladenburg") to perform such financial consulting services as the Company may request in connection with the Funding, as indicated by Reality and Ladenburg signing a letter agreement dated November 7, 2002 to extend Ladenburg's financial consulting services through November 10, 2003. The proceeds from the Funding will be used primarily in (i) reducing Company's liabilities and (ii) working capital and general corporate purposes.


RESULTS OF OPERATIONS

Retail sales for the three months ended December 31, 2002 was $28,827. The Company was open in two markets at the end of the quarter. Both markets were in Northern California. The Company plans to expand outside of Northern California during the next quarter.

The Company's cost of sales for the three months ended December 31, 2002 was $24,014. The positive gross margin was helped in large part by the intentional slowing down of installations into open markets. The customer premise equipment ("CPE") cost is not fully recovered at time of installation and therefore, in an effort to preserve cash, new customer installs were not aggressively pursued.


Engineering and development costs for the three months ended December 31, 2002 were $16,159. These costs were primarily salary costs for the IT technician and depreciation of node head end. The Company is currently transitioning out of the web hosting and email server business, which comprised a minor piece of revenue but required a large amount of maintenance time. This one-time transition cost is expected to be less than $5,000 and will be incurred in the second quarter of 2003.

There were no sales and marketing costs for the three months ended December 31, 2002 because the Company preserved cash necessary to service current customer base.

General and administrative expenses for the three months ended December 31, 2002 were $106,162. $27,000 of the year to date costs were legal and accounting expenses associated with the public company SEC filings. Another $30,000 was accrued, but not yet paid, payroll for management. The remaining general and administrative expenses included rent, payroll, payroll taxes and $13,000 of consulting expenses for private placement funding.

Net loss for the three months ended December 31, 2002 was $147,288. Interest expense incurred for the three months ended December 31, 2002 was $25,000 accrued for bridge financing received to date.

Liquidity and Capital Resources

At December 31, 2002, the Company had negative working capital of nearly $2 million. $1 million of this is attributable to bridge financing short-term notes, of which the majority will convert into equity upon funding.

For the three months ended December 31, 2002, cash used in operations was $105,215. $80,000 in prepaid consulting fees was paid, of which $13,000 was expensed, this was offset by an increase in payables, accrued salaries and interest.

Net cash provided by financing activities was $105,704 for the three months ended December 31, 2002. The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The majority of bridge loans will convert to equity at time of funding.

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



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On October 16, 2002, GE Capital Colonial Pacific Leasing ("GE Capital") filed a complaint in the Superior Court of the State of California for the County of Santa Clara alleging the Company breached an equipment lease agreement. The impending litigation will not have a material adverse effect on the Company nor on its business. Moreover, Mr. Brent Haines, a director of the Company, is also a defendant in this lawsuit. Mr. Haines has signed a personal guaranty guaranteeing the equipment lease agreement. The Company has not responded to the complaint, but intends to vigorously defend against all claims asserted if this cause of action is litigated. Presently, The Company, however, is negotiating with GE Capital to settle this cause of action.

On January 16, 2003, Peter Coe Verbica, Trustee of the P&K Verbica Trust, U/A DTD 8/07/96 ("Verbica") filed a complaint in the Superior Court of California for the County of Santa Clara alleging that the Company and Brent Haines breached a promissory note. Mr. Haines, a director of the Company, is also a named defendant in this lawsuit. Mr. Haines has signed a personal guaranty guaranteeing the promissory note. The Company has not responded to the complaint, but intends to vigorously defend against all claims asserted if this cause of action is litigated.

Item 2.  Changes in Securities.

On January 6, 2003 the Company issued 1,430,000 shares of common stock of the Company pursuant to that certain Consulting Services Agreement dated January 29, 2003 by and between the Company and Terrence Byrne ("Byrne"). The 1,430,000 shares of common stock underlying the Option were registered pursuant to a Form S-8, filed by the Company with the Securities and Exchange Commission on February 11, 2003 (the "Reality S-8").

Item 3.  Defaults Upon Senior Securities.

The Company has failed to make payments on a loan of $190,000 to the Company plus interest payments due as at December 31, 2003 pursuant to that certain Convertible Promissory Note (the "Note") dated July 1, 2001, made by Reality Networks, Inc. a Delaware corporation, to Cabletron Systems, Inc., a Delaware corporation ("Cabletron"). The Company assumed the obligations of the Note pursuant to that certain Asset Purchase Agreement dated March 5, 2002, by and between the Company and Reality Networks, Inc., a Delaware corporation. The Company and Cabletron have reached a settlement agreement on the Note where the Cabletron will receive Twenty-Five Thousand Dollars ($25,000) once the Company receives proceeds from the Funding and one hundred thousand (100,000) shares of Company stock.

The Company has failed to make payments on a loan of $15,000 of principal plus interest payments due as at March 15, 2002, with respect to a promissory note payable with John C. Rosso. The Company does not currently have the ability to pay all past due debts. Such non-payment of past due debts may result in a default upon on some or all of the obligations to Mr. Rosso described above. The Company is currently negotiating with Mr. Rosso to restructure the debts it owes to him, although there can be no assurance that Mr. Rosso will agree with terms of restructuring proposed by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

The engagement agreement (the "Engagement Agreement") between The Otto Law Group, PLLC ("OLG") and the Company provides for legal services to be rendered by OLG to the Company on a periodic basis. The Company has chosen to partially compensate OLG for legal services rendered by issuing three hundred thousand (300,000) shares of the Company's common stock to OLG. The general nature and purpose of the Engagement Agreement is to provide for legal services for the Company and, at the same time, compensate OLG for said legal services. The Engagement Agreement does not provide for a specific term, but remains in effect until terminated by either party. The Engagement Agreement qualifies as an Employee Benefit Plan as defined under Rule 405 of Regulation C. The Company issuing three hundred thousand (300,000) shares of Company's common stock to OLG is documented in a Form S-8 that was filed on February 11, 2003.



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


                                   SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    REALITY WIRELESS NETWORKS, INC.


Dated:  February 13, 2003           By: /s/  Dennis Spina
                                       --------------------------------

                                    President & Chief Executive Officer

Dated:  February 13, 2003           By: /s/  Erin Steiner
                                        --------------------------------
                                        Controller (principal financial officer)



I, Dennis Spina, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Reality Wireless Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003


                 /s/  Dennis Spina
                --------------------------------------------
                President and Chief Executive Officer
                (principal executive officer)




I, Erin Steiner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Reality Wireless Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003


                 /s/  Erin Steiner
                --------------------------------------------
                Controller
                (principal financial officer)




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

10.19 Letter Agreement dated November 7, 2002 by and between Reality Wireless Networks, a Nevada corporation, and Ladenburg Thalmann & Co. Inc. ("Ladenburg") to perform such financial consulting services as the Company may request in connection with the for a proposed investment through private placement in the equity and equity related securities of the Company.

10.20(4.1)        Engagement Agreement with The Otto Law Group, PLLC


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

(13) Incorporated by reference to the exhibits to the registrant's Registration Statement on Form S-8 (Registration Statement No. 333-88002), filed on September 16, 2002.

(14) Incorporated by reference to the exhibits to the registrant's Registration Statement on Form S-8 (Registration Statement No. 333-88002), filed on February 11, 2003.

(15) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on March 20, 2002.

(16) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K (File No. 000-26369), filed on May 3, 2002.

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Reality Wireless Networks, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis Spina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. the Report fully complies with the requirements of Section13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated February 14, 2003


By: /s/ Dennis Spina
    ---------------------------------------
    President & Chief Executive Officer
    (principal executive officer)

  CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Reality Wireless Networks, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Erin Steiner, Conttroller of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated February 14, 2003


By: /s/  Erin Steiner
    --------------------------------------
    Controller
    (principal financial officer)