Form 10QSB
period 2003-03-31
REALITY WIRELESS NETWORKS  INC
filed 2003-05-20
CIK 1088537

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                 SECURITIES AND EXCHANGE COMMISSION FILE NUMBER
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

                                  YES    X       NO ___

The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of April 30, 2003, was 12,041,563


================================================================================

                         REALITY WIRELESS NETWORKS, INC.


                                                                        PAGE
                                                                        ----
PART I - Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheet as at March 31, 2003

         Consolidated Statements of Operations for the three and six months ended March 31, 2003 and March 31, 2002 Consolidated Statements of Cash

         Flows for the three and six months ended March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - Other Information

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

Signatures

Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements-


                               REALITY WIRELESS NETWORKS, INC.
                                 CONDENSED BALANCE SHEET



                                                                    MARCH 31,
                                                                     2003
                                                                 --------------
                                                                   (UNAUDITED)
ASSETS

  Current assets:
    Cash                                                         $   16,497
    Accounts receivable - trade                                      17,716
    Inventory                                                        28,648
    Other current assets                                             47,868
                                                                 ----------
      Total current assets                                          110,729
  Fixed Assets, less accumulated depreciation of $33,031             76,186
                                                                 ----------
                                                                 $  186,915
                                                                 ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
    Accounts payable                                             $  464,356
    Accrued payroll                                                 188,050
    Accrued payroll taxes                                           198,703
    Accrued interest                                                105,234
    Accrued expenses                                                 35,679
    Current portion of notes and capital leases payable           1,302,240
                                                                 ----------
      Total current liabilities                                   2,294,262
                                                                 ----------

  Long term portion of notes payable and capital leases              41,450

  Stockholders' equity (deficit):
    Convertible preferred stock, no par value, 500,000
  shares
      authorized:  none issued and outstanding
    Common stock, $.001 par value, 25,000,000 shares
      authorized:  6,979,563 shares issued and outstanding            6,772
      Capital stock receivable                                         -797
    Additional paid in capital                                    1,001,982
    Accumulated deficit                                          -2,446,243
    Net loss                                                       -710,511
                                                                 ----------
      Total stockholders' equity (deficit)                       -2,148,797
                                                                 ----------
                                                                 $  186,915
                                                                 ==========



See accompanying summary of accounting policies and notes to financials

                                 REALITY WIRELESS NETWORKS, INC.
                                CONDENSED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                    THREE MONTHS    SIX MONTHS
                                                    ENDED MARCH 31, ENDED MARCH
                                                        2003         31, 2003
                                                      --------       -------
Cash flows from operating activities:
  Net income (loss)                                   (568,223)   (710,511)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                        5,779      11,558
    Issuance of common stock for services              343,200     343,200
  Changes in operating assets and liabilities
    Accounts receivable                                (13,637)    (13,317)
    Inventory                                            2,194       3,839
    Prepaids and other current assets                   22,498     (46,668)
    Accounts payable                                      (186)     29,305
    Accrued expenses                                    74,291     143,294
                                                      --------    --------
        Net cash used in operating activities         (134,084)   (239,300)
                                                      --------    --------
Cash flows from investing activities:
  Purchase of equipment                                   --
  Proceeds from sale of assets                          (2,195)     (2,195)
                                                      --------    --------
        Net cash used in investing activities           (2,195)     (2,195)
                                                      --------    --------
Cash flows from financing activities:
  Stock issued for cash
  Proceeds from issuance of notes payable              153,490     261,000
  Principal payments under capital leases payable       (4,602)     (6,408)
                                                      --------    --------
        Net cash provided by financing activities      148,888     254,592
                                                      --------    --------
Net increase in cash and cash equivalents               12,609      13,097
Cash and cash equivalents at beginning of period         3,888       3,400
                                                      --------    --------
Cash and cash equivalents at end of period              16,497      16,497
                                                      ========    ========
Cash paid for:
  Interest                                                --          --





See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                                          SIX MONTHS
                                 THREE MONTHS ENDED      SIX MONTHS ENDED MARCH    THREE MONTHS ENDED     ENDED MARCH
                                   MARCH 31, 2003               31, 2003             MARCH 31, 2002        31, 2002
                              ------------------------- -------------------------- -------------------- ----------------

Revenue                           30,924                          59,751               5,720                  5,720

Cost of sales                     31,896                          55,910              26,515                 26,515
                              ----------                      ----------           ---------             ----------


Gross margin                        (972)                          3,841             (20,795)               (20,795)


Engineering and development       19,623                          35,782              14,006                 14,006
Selling and marketing
expenses                            --                              --                31,426                 31,426

General and administrative       522,148                         628,310              90,803                 90,803
                              ----------                      ----------           ---------             ----------
                                                                                                            541,771
                                                                 664,092             136,235                136,235
                              ----------                      ----------           ---------             ----------

Income (loss) from
operations                      (542,743)                       (660,251)           (157,030)              (157,030)

Other income (expense):

Forgiveness of debt                 --                              --                47,112                 47,112

Interest expense, net            (25,480)                        (50,260)             (1,634)                (1,634)
                              ----------                      ----------           ---------             ----------

                                 (25,480)                        (50,260)             45,478                 45,478
                              ----------                      ----------           ---------             ----------

                              ----------                      ----------           ---------             ----------
Net income (loss)               (568,223)
                                                                (710,511)           (111,552)              (111,552)
                              ==========                      ==========           =========             ==========

Basic and diluted income
(loss) per common share            (0.08)                          (0.10)              (0.01)                 (0.01)
                              ==========                      ==========           =========             ==========

Weighted average shares
outstanding                    6,979,563                       6,979,563           9,492,964              8,000,000
                              ==========                      ==========           =========             ==========






See accompanying summary of accounting policies and notes to financials

                            REALITY WIRELESS NETWORKS
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


Note 1: Presentation

The condensed balance sheet of the Company as of March 31, 2003, the related condensed statements of operations for the three and six months ended March 31, 2003 and the statements of cash flows for the three and six months ended March 31, 2003 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period.

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

Note 3 - Common Stock

On February 12, 2003 1,730,000 shares of common stock were issued for consulting services and legal work. The value of the stock on that date for these shares is $415,200 of which $343,200 was expensed for consulting services and $72,000 reduced accounts payable.

Note 4 - Subsequent Events

On April 30, 2003 5,062,000 shares were issued for consulting services, legal work and an employment agreeement. The value of services will be valued at stock price on date issued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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


RESULTS OF OPERATIONS

Significant prior year variances resulted from reverse merger on March 5, 2002, consequently prior year historicals only contain 26 days of activity.

Retail sales for the three and six months ended March 31, 2003 were $30,924 and $59,751, respectively. The Company was open in two markets at the end of the quarter. Both markets were in Northern California. The Company plans to expand outside of Northern California upon funding.

The Company's cost of sales for the three and six months ended March 31, 2003 was $31,896 and $55,910, respectively. Gross margin for the three months ended March 31, 2003 was negatively impacted by the incurrence of $13,000 one-time back haul expense for the Ladera market, which was not opened as anticipated, but a contract with a back haul provider had been signed before abandoning market. This impact was slightly offset by the decrease of frame relay expenses as the Company transitions out of providing web hosting and email, and out sources any of these activities if necessary. The six month positive gross margin was helped in large part by the intentional slowing down of installations into open markets. The customer premise equipment ("CPE") cost is not fully recovered at time of installation and therefore, in an effort to preserve cash, new customer installs were not aggressively pursued.

Engineering and development costs for the three and six months ended March 31, 2003 were $19,623 and $35,782, respectively. These costs were primarily salary costs for the IT technician and depreciation of node head end.

There were no sales and marketing costs for the three and six months ended March 31, 2003 as the Company preserved cash necessary to service current customer base.

General and administrative expenses for the three and six months ended March 31, 2003 were $522,148 and $628,310, respectively. $74,000 of the year to date costs were legal and accounting expenses associated with the public company SEC filings, $343,200 for consulting services and $12,000 cost of funds for raising bridge financing. Another $46,000 was accrued, but not yet paid, payroll for management. The remaining general and administrative expenses included rent, payroll, payroll taxes and $33,000 of consulting expenses for private placement funding.

Net loss for the three and six months ended March 31, 2003 was $568,223 and $710,511, respectively. Interest expense incurred for the three and six months ended March 31, 2003 was $25,480 and $50,260, respectively accrued primarily for bridge financing received to date.

Liquidity and Capital Resources

At March 31, 2003, the Company had negative working capital of $2.3 million. $1.25 million of this is attributable to bridge financing short-term notes, of which the majority will convert into equity upon funding.

For the three and six months ended March 31, 2003, cash used in operations was $134,084 and $239,300. $80,000 in prepaid consulting fees was paid, of which $33,000 was expensed; this was offset by an increase in payables, accrued salaries and interest.

Net cash provided by financing activities was $148,888 and $254,592 for the three and six months ended March 31, 2003, respectively. The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The majority of bridge loans will convert to equity at time of funding.

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

Item 2.  Changes in Securities.

NONE

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.


On April 22, 2003, a consent to action in lieu of special meeting of directors was held. The board approved a series of transactions including granting certain assets to Brent Haines in consideration for the execution of three personal guarantees to respective lessors of equipment, as an accommodation to the Corporation. Provided the first round of financing (the "Financing") closes on or before June 6, 2003, (i) all of the Assets shall be returned to the Corporation by Haines; and (ii) the Corporation shall satisfy any and all personal obligations of Haines created by Haines on behalf of the Corporation. Definitive documentation has not yet been completed on this matter.


On May 7, 2003 the Company and and DONOBi, Inc., a privately held wireless connectivity and internet solutions company based in Bremerton, Washington signed a letter of intent to combine the two companies as a first step in a strategy to build a large, high quality, broadband service provider to commercial and residential users. The merger is subject to Definitive Agreement and approval via proxy of Reality Wireless Network's shareholders. The resulting ownership, post merger will be approximately 80% owned by existing DNOBi, Inc. shareholders and 20% by Reality Wireless Networks shareholders. Additionally, the merger will be subject to the completion of Reality Wireless Networks in market private placement.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

All exhibits included in this report are incorporated by reference. See the Exhibit List below for all such exhibits.

(b) Reports on Form 8-K.

NONE

                                   SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            REALITY WIRELESS NETWORKS, INC.


Dated:  May 19, 2003        By:  /S/
                                 -------------------------------

                                  Acting Chief Executive Officer

Dated:  May 19, 2003        By:  /S/
                                 -------------------------------
                                  Accountant (principal financial officer)



I, Rick Ramirez, Acting CEO of the Company, certify that:

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

Date: May 19, 2003


                /S/
                --------------------------------------------
                Acting Chief Executive Officer
                (principal executive officer)




I, Erin Steiner, accountant for the Company, certify that:

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

Date: May 19, 2003


                 /S/
                --------------------------------------------
                Accountant
                (principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT NO. AND DESCRIPTION OF EXHIBIT


3.1 (1)           Articles of Incorporation of the Registrant

3.2 (1)           Bylaws of the Registrant

3.3 (2)           Certificate of Amendment to Articles of Incorporation of the Registrant

3.4 (3)           Certificate of Amendment to Articles of Incorporation of the Registrant

10.1 (4)          Consulting Agreement with Titan Advantages LTD
10.2 (4)          Consulting Agreement with Donald Gross
10.3 (4)          Consulting Agreement with Artco Enterprises
10.4 (4)          Consulting Agreement with Robert Gray
10.5 (4)          Consulting Agreement with Nassau Consultants
10.6 (4)          Consulting Agreement with N-Layer Tele-Consultants
10.7 (4)          Consulting Agreement with Evander Evans
10.8 (4)          Consulting Agreement with Erin Steiner
10.9 (4)          Consulting Agreement with Robert Zimmerman
10.10 (4)         Consulting Agreement with Bruce D. Campbell
10.11 (4)         Employment Agreement with Victor Romero


(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB (File No. 000-26369), filed on .June 15, 1999.

(2) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10KSB (File No. 000-26369), filed on April 15, 2002.

(3) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8K (File No. 000-26369), filed on May 3, 2002.

(4) Incorporated by reference to the exhibits to the registrant's Current Report on Form 8K (File No. 000-26369), filed on April 29, 2003.

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                                   ACT OF 2002

In connection with the quarterly report of Reality Wireless Networks, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis Spina, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated May 19, 2003

By: /S/
   -----------------------------------------------------
       Acting Chief Executive Officer
       (principal executive officer)


  CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Reality Wireless Networks, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Erin Steiner, accountant of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated May 19, 2003


By: /S/
   -----------------------------------------------------
      Accountant
     (principal financial officer)