Form 10QSB
period 2003-06-30
REALITY WIRELESS NETWORKS  INC
filed 2003-08-19
CIK 1088537

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                 SECURITIES AND EXCHANGE COMMISSION FILE NUMBER
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

                                 P.O. BOX 112626
                           CAMPBELL, CALIFORNIA 95011
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

                               YES X    NO ___

The number of issued and outstanding shares of the Registrants Common Stock,
             $0.001 par value, as of August 7, 2003, was 92,729,897

================================================================================

                         REALITY WIRELESS NETWORKS, INC.

                                                                            PAGE
                                                                            ----

PART I -  Financial Information

Item 1.   Financial Statements:

          Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and 2002

          Consolidated Balance Sheets at June 30,
          2003 and September 30, 2002

          Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002 Notes to Consolidated

          Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Item 3.  CONTROLS AND PROCEDURES

(a) Based upon an evaluation by our President and principal Financial Officer within 90 days prior to the filing date of this Quarterly- Report on Form 10-Q. It has been concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.

(b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II - Other Information

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults Upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K.

Signatures

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements-(1)

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      -------------------------------       -------------------------------
                                                      JUNE 30, 2003     JUNE 30, 2002       JUNE 30, 2003     JUNE 30, 2002
                                                      -------------     -------------       -------------     -------------
Revenue                                               $     34,948       $     47,816       $     94,699       $    135,317
Cost of sales                                               24,646             84,431             80,556            288,063
                                                      ------------       ------------       ------------       ------------

Gross margin                                                10,302            (36,615)            14,143           (152,746)

Engineering and development                                 12,261             36,665             48,043             99,355
Selling and marketing expenses                                  --             60,469                 --            182,803
General and administrative                                 883,035            357,661          1,511,345            849,643
                                                      ------------       ------------       ------------       ------------
                                                           895,296            454,795          1,559,388          1,131,801
                                                      ------------       ------------       ------------       ------------

Income (loss) from operations                             (884,994)          (491,410)        (1,545,245)        (1,284,547)

Other income (expense):
Forgiveness of debt                                             --             27,617                 --             74,729
Interest expense, net                                      (25,902)           (23,077)           (76,162)           (35,855)
                                                      ------------       ------------       ------------       ------------
                                                           (25,902)             4,540            (76,162)            38,874
                                                      ------------       ------------       ------------       ------------

Net income (loss)                                     $   (910,896)      $   (486,870)      $ (1,621,407)      $ (1,245,673)
                                                      ============       ============       ============       ============

Basic and diluted income (loss) per common share      $      (0.08)      $      (0.09)      $      (0.14)      $      (0.24)
                                                      ============       ============       ============       ============

Weighted Average Shares                                 11,834,504          5,148,763         11,834,504          5,148,763
                                                      ============       ============       ============       ============

See accompanying summary of accounting policies and notes to financials

(1)Malone & Bailey, PLLC, accountant to the Registrant, has not consented to or authorized the inclusion of the financial information contained in this 10-QSB.

                  REALITY WIRELESS NETWORKS, INC.
                    CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,
                                                                          2003         SEPTEMBER 30,
                                                                       (UNAUDITED)         2002
                                                                        ----------     -------------
ASSETS
         Current assets:
           Cash                                                         $      107      $    3,400
           Accounts receivable - trade                                           0           4,399
           Inventory                                                        25,740          32,487
           Other current assets                                             27,867           1,200
                                                                        ----------      ----------
             Total current assets                                           53,714          41,486

         Fixed Assets, less accumulated depreciation of                     70,328          85,549
         $38,889 and $21,473, respectively
         Goodwill                                                                0
                                                                        ----------      ----------
                                                                        $  124,042      $  127,035
                                                                        ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         Current liabilities:
           Accounts payable                                             $  546,559      $  507,051
           Accrued payroll                                                 195,550         119,112
           Accrued payroll taxes                                           202,407         185,411
           Accrued interest                                                132,645          58,434
           Accrued expenses                                                 25,633          21,417
           Current portion of notes and capital leases payable           1,290,336         985,569
                                                                        ----------      ----------
             Total current liabilities                                   2,393,130       1,876,994
                                                                        ----------      ----------

         Long term portion of notes payable and capital leases              31,305         103,529

         Stockholders' equity (deficit):
           Preferred stock, no par value, 100,000,000 and                        0               0
         500,000, respectively shares authorized: none issued
          and outstanding
           Common stock, $.001 par value, 500,000,000 and                   11,834           5,042
         25,000,000 shares authorized:  22,041,563 and
         5,042,000 shares issued and 11,834,504 and 5,042,000
         outstanding, respectively
           Capital stock receivable                                           -797            -797
           Additional paid in capital                                    1,756,220         588,510
           Accumulated deficit                                          -2,446,243               0
           Net loss                                                     -1,621,407      -2,446,243
                                                                        ----------      ----------
             Total stockholders' equity (deficit)                       -2,300,393      -1,853,488
                                                                        ----------      ----------
                                                                        $  124,042      $  127,035
                                                                        ==========      ==========

See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  NINE MONTHS ENDED
                                                           JUNE 30, 2003   JUNE 30, 2002
                                                           ------------------------------
Cash flows from operating activities:
  Net income (loss)                                        (1,621,407)        (1,245,673)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                              17,416             24,101
    Common stock issued for services                        1,174,500            103,900
  Changes in operating assets and liabilities
    Accounts receivable                                         4,399             16,256
    Inventory                                                   6,747            149,610
    Prepaids and other current assets                         (26,667)           (53,610)
    Accounts payable                                           13,205            431,390
    Accrued expenses                                          171,861                 --
                                                           ----------         ----------
        Net cash used in operating activities                (259,946)          (574,026)
                                                           ----------         ----------

Cash flows from investing activities:
  Purchase of equipment                                            --            (15,349)
  Proceeds from sale of assets                                 (2,195)                --
                                                           ----------         ----------
        Net cash used in investing activities                  (2,195)           (15,349)
                                                           ----------         ----------

Cash flows from financing activities:
  Stock issued for cash
  Proceeds from issuance of notes payable                     261,000            617,000
  Principal payments under capital leases payable              (2,152)           (27,286)
                                                           ----------         ----------
        Net cash provided by financing activities             258,848            589,714
                                                           ----------         ----------

Net increase in cash and cash equivalents                      (3,293)               339
Cash and cash equivalents at beginning of period                3,400                 --
                                                           ----------         ----------
Cash and cash equivalents at end of period                        107                339
                                                           ==========         ==========

Cash paid for:
  Interest                                                         --             20,703

See accompanying summary of accounting policies and notes to financials

                            REALITY WIRELESS NETWORKS
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Note 1: Presentation

The accompanying financial data as of June 30, 2003 and for the three and nine months ended June 30, 2003 and June 30, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 30, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

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

Note 3 - Common Stock

On April 30, 2003 5,062,000 shares of common stock were issued for consulting services, legal work and an employment agreement. The value of the stock on that date for these shares is $759,300 of which $654,300 was expensed for consulting services, $75,000 for legal work and $30,000 as salary expense.

Note 4 - Subsequent Events

On July 2, 2003 500,000 shares were issued for services rendered. On July 11, 2003 40,188,334 shares were issued for consulting services, legal work and an employment agreement. The value of services will be valued at stock price on date issued.

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

RESULTS OF OPERATIONS

Significant prior year variances resulted from reverse merger on March 5, 2002, consequently prior year historicals only contain 117 days of activity.

Retail sales for the three months ended June 30, 2003 and 2002 were $34,948 and $47,816, respectively. $16,000 of the difference is in hardware sales, as the Company is not currently adding to customer base and consequently not selling any new hardware at installation. The Company was open in two markets at the end of the quarter. Both markets were in Northern California. The Company plans to expand outside of Northern California upon funding.

Retail sales for the nine months ended June 30, 2003 and 2002 were $94,699 and $135,317, respectively. Hardware sales for the first nine months of 2003 are down $54,000 from same period in the prior year in order to conserve cash, as customers only pay a portion of installed hardware costs and the remainder is subsidized by the Company.

The Company's cost of sales for the three ended June 30, 2003 and 2002 were $24,646 and $84,431, respectively. Gross margin for the three months ended June 30, 2002 was negatively impacted by $54,000 more than 2003 by the customer premise equipment ("CPE") or hardware cost not fully recovered at time of installation.

The Company's cost of sales for the nine months ended June 30, 2003 and 2002 were $80,556 and $288,063, respectively. Gross margin for the three months ended June 30, 2002 was negatively impacted by $215,000 more in CPE hardware expense than 2003, this was slightly off-set by the incurrence of $13,000 one-time back haul expense for the Ladera market in 2003, which was not opened as anticipated, but a contract with a back haul provider had been signed before abandoning market. The nine month positive gross margin for 2003 was helped in large part by the intentional slowing down of installations into open markets.

Engineering and development costs for the three months ended June 30, 2003 and 2002 were $12,261 and $36,665, respectively. These costs were primarily salary costs for the IT technician and depreciation of node head end. Headcount in 2003 has been reduced compared to prior year, allowing for a savings of approximately $22,000 over three months compared to the same period in prior year.

Engineering and development costs for the nine months ended June 30, 2003 and 2002 were $48,043 and $99,355, respectively. Savings of $46,000 in the first nine months of 2003 over prior year, was a direct result of reduced headcount.

There were no sales and marketing costs for the three and nine months ended June 30, 2003 as the Company preserved cash necessary to service current customer base. Prior year sales and marketing expenses consisted of advertising/marketing, commissions and salaries.

General and administrative expenses for the three months ended June 30, 2003 and 2002 were $883,035 and $357,661, respectively. $14,000 of the 2003 third quarter costs were a write-off to bad debt of all accounts receivable. An additional $20,000 in 2003 is attributed to agreement with Ladenberg, to assist Company in raising next round of funding and $654,300 in 2003 is for consulting services paid for through issuance of common stock, this is compared to consulting services totaling $66,000 in the third quarter of 2002. Legal and accounting expenses associated with the public company SEC filings continue and total $128,000 in the third quarter of 2003 compared with $96,000 for the same period last year. The remaining general and administrative expenses included rent, telephones, payroll, payroll taxes and travel and entertainment.

General and administrative expenses for the nine months ended June 30, 2003 were $1,511,345 and $849,643, respectively. Consulting services for the first three quarters of 2003 were $1,052,583 compared to the same period in prior year of $133,484. $1,167,708 of the expense in 2003 was paid through issuance of common stock compared with $103,99 during the same period in 2002. Additionally, salary costs decreased in 2003 $113,000 over prior year, as management expenses are kept at a minimum.

Net loss for the three months ended June 30, 2003 and 2002 was $910,896 and $486,870, respectively. Interest expense incurred for the three months ended June 30, 2003 and 2002 was $25,902 and $23,077, respectively accrued primarily for bridge financing received to date. Forgiveness of debt for the three months ended June 30, 2002 was $27,617, as compared to $0 for the third quarter of 2003.

Net loss for the nine months ended June 30, 2003 and 2002 was $1,621,407 and $1,245,673, respectively. Interest expense incurred for the first three quarters of 2003 and 2002 was $76,162 and $35,855, respectively accrued primarily for bridge financing received to date. Forgiveness of debt for the nine months ended June 30, 2002 was $74,729 and attributable to adjustment to accounts payable assumed from Dicom Imaging Systems, Inc., as compared to $0 for the same period in 2003.

Liquidity and Capital Resources

At June 30, 2003, the Company had negative working capital of $2.3 million. $1.25 million of this is attributable to bridge financing short-term notes, of which the majority will convert into equity upon funding.

For the nine months ended June 30, 2003 and 2002, cash used in operations was $259,946 and $574,026, respectively. Accounts payable and accrued expenses increased $178,000 for the first three quarters of 2003 as compared to an increase of $431,000 in the first three quarters of 2002, this was offset slightly by an increase in prepaids of $27,000 and $54,000 for the nine months ended June 30, 2003 and 2002, respectively .

Net cash provided by financing activities was $258,848 and $589,714 for the nine months ended June 30, 2003 and 2002, respectively. The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The majority of bridge loans will convert to equity at time of funding.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 24, 2002, Greenlight Communications, Inc., ("Greenlight") filed a complaint in the Superior Court of California for the County of Orange alleging that the Company owed debts in the amount of $5,951. On January 28, 2003 judgment was granted to Greenlight in the amount of $6,105 (including costs on plaintiff's claim and issuance fees for writ).

Item 2.  Changes in Securities.

On or around April 30, 2003, the Company issued shares of common stock of the Company as follows: (A) Pursuant to consulting agreements between (i) Titan
Advantages LTD ("Titan") and the Registrant - eighty-four thousand, seven hundred twenty-seven (84,727) shares of common stock, (ii) Donald Gross
("Gross")  -  two  hundred  twenty-seven  thousand,  two  hundred  seventy-three
(227,273) shares of common, (iii) Artco Enterprises ("Artco") - one million (1,000,000) shares of common stock, (iv) Robert Gray ("Gray") - seven hundred thousand (700,000) shares of common stock, (v) Nassau Consultants ("Nassau") - nine hundred thousand (900,000) shares of common stock, (vi) N-Layer Tele-Consultants ("N-Layer") - fifty thousand (50,000) shares of common stock,
(vii) Bruce D. Campbell ("Campbell") - one hundred thousand (100,000) shares of common stock, (viii) Evander Evans ("Evans") - one hundred thousand (100,000) shares of common stock, (ix) Erin Steiner ("Steiner") - one hundred thousand (100,000) shares of common stock, and (xi) Robert Zimmerman ("Zimmerman") - one hundred thousand (100,000) shares of common stock of the Company to be issued to Zimmerman; (B) Pursuant to the Employment Agreement (the "Employment Agreement") between Victor Romero ("Romero") and the Company, the Company issued two hundred thousand (200,000) shares of the Company's common stock to Romero; (C) Pursuant to the amended consulting agreement (the "Consulting Agreement") between Terrence Byrne ("Byrne") and the Registrant, the Company issued one million (1,000,000) shares of common stock to Byrne in exchange for consulting services; and (D) Pursuant to the engagement agreement (the "Engagement Agreement") between The Otto Law Group, PLLC ("OLG") and the Company, the Company issued five hundred thousand (500,000) shares of the Company's common stock to OLG.


On or around July 11, 2003, the Company issued shares of common stock of the Company as follows: (A) Pursuant to the Engagement Agreement between OLG the Registrant, the Company issued four million (4,000,000) shares of the Company's common stock to OLG; (B) Pursuant to the Employment Agreement between Romero and the Company, the Company issued five million six hundred sixty thousand (5,660,000) shares of the Company's common stock; and (C) Pursuant to the consulting services agreements between the Company and (i) Kevin Evans the Company issued two million (2,000,000) shares of common stock (ii) Mychael Margott ("MM") - two million (2,000,000) shares of common stock of the Company, (iii) Brent Haines ("BH") - seven million five hundred twenty eight thousand three hundred thirty four (7,528,334) shares of common stock, (iv) Saratoga Capital Partners, Inc. ("SCP") - two million five hundred thousand (2,500,000) shares of common stock, (v) Daedalus Ventures, Inc. ("DV") - two million five hundred thousand (2,500,000) shares of common stock,
(vi) Aequitas Ventures Corp. ("AC") - two million five hundred thousand (2,500,000) shares of common stock, (vii) Nassau International Consultants, Inc. ("NIC") - two million (2,000,000) shares of common stock of the Company, (viii) Terry Byrne ("TB") - five hundred thousand (500,000) shares of common stock,
(ix) T.T. Byrne Capital Investments, Inc. ("TT") - three million (3,000,000) shares of common stock, (x) Bartholomew International Investments Limited, Inc. ("BIIL") - three million (3,000,000) shares of common stock, and (xi) Darla Sapone ("DS") - three million (3,000,000) shares of common stock.

On May 5, 2003, the Company issued 500,000 shares of common stock of the Company to Dennis Spina, for services rendered. The Company issued the 500,000 shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Pursuant to the Regulation S Stock Purchase Agreement, and the Amendments thereto, dated April 29, 2003 and June, 2003, by and between the Company and Ischian Holdings Ltd., ("Ischian"), the Company issued 40,000,000 shares of common stock. The sales of securities were exempt from registration pursuant to Regulation S of the Securities Act. On or around August 11, 2003, the 40,000,000 shares issued to Ischian were tendered back to the Company and returned to treasury. The total offering price for the securities issued to Ischian was $500,000.

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 18, 2003, at a special meeting of the shareholders, more than 50% of the shareholders of the Registrant voted to amend the articles of incorporation of the Registrant (the "Articles") to increase the amount of common and preferred stock that the Registrant is authorized to issue to 500,000,000 shares of common stock, and 100,000,000 shares of blank check preferred stock.

Item 5.  Other Information.

The Company is currently in negotiations with Brent Haines, a member of the Board of Directors of the Company ("Haines"), relative to an Equipment Lease Agreement with Option to Purchase. It is contemplated that the Company will lease certain assets from Haines (the "Assets"), and eventually purchase the Assets from Haines upon payment to Haines of that amount necessary to release him from any personal liability in connection with the three personal guarantees executed by Haines as an accommodation to the Company.

In connection with the Equipment Lease Agreement with Option to Purchase, the Company is also in negotiations with WavePipe Networks, LLC, a limited liability company owned by Haines ("WavePipe"), pursuant to which it is contemplated that WavePipe will manage and operate the Assets.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.


------------------------------------------ --------------------------------------- ----------------------------------------
EXHIBIT NUMBER                             TITLE OF DOCUMENT                       LOCATION OF DOCUMENT
------------------------------------------ --------------------------------------- ----------------------------------------
3                                          Articles of Incorporation               10-SB Filed on June 15, 1999
------------------------------------------ --------------------------------------- ----------------------------------------
3.1                                        Bylaws                                  10-SB Filed on June 15, 1999
------------------------------------------ --------------------------------------- ----------------------------------------
3.2                                        Certificate of Amendment to Articles    10-KSB Filed on April 15, 2002
                                           of Incorporation
------------------------------------------ --------------------------------------- ----------------------------------------
3.3                                        Certificate of Amendment to Articles    8-K Filed on May 3, 2002
                                           of Incorporation
------------------------------------------ --------------------------------------- ----------------------------------------
3.4                                        Certificate of Amendment to Articles    Attached
                                           of Incorporation
------------------------------------------ --------------------------------------- ----------------------------------------
31.1                                       Certification by Principal Executive    Attached
                                           Officer
------------------------------------------ --------------------------------------- ----------------------------------------
32.1                                       Certification by Principal Financial    Attached
                                           Officer
------------------------------------------ --------------------------------------- ----------------------------------------

(b)      Reports on Form 8-K.

During the period ended June 30, 2003, the Company filed the following reports on Form 8-K:

-------------------------------------------------------------- ------------------------------------------------------------
DATE OF EVENT REPORTED                                         ITEMS REPORTED
-------------------------------------------------------------- ------------------------------------------------------------
June 6, 2003                                                   Item 2.  Acquisition or Disposition of Assets
-------------------------------------------------------------- ------------------------------------------------------------
July 21, 2003                                                  Item 2.  Acquisition or Disposition of Assets
-------------------------------------------------------------- ------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               REALITY WIRELESS NETWORKS, INC.


Dated:  August 18, 2003                        /s/ Victor Romero
                                               ---------------------------------
                                               By: Victor Romero
                                               Its:  President


Dated:  August 18, 2003                       /s/ Erin Steiner
                                               ---------------------------------
                                               By: Erin Stein
                                               Its:  Principal Financial Officer