Form 10QSB/A
period 2003-06-30
REALITY WIRELESS NETWORKS  INC
filed 2003-08-25
CIK 1088537

===============================================================================

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


===============================================================================

                         Reality Wireless Networks, Inc.


                                                                                                 Page
                                                                                                 ----
PART I - Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets at June 30, 2003 and September 30, 2002
         Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and  2002
         Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002
         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Controls and Procedures

PART II - Other Information

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

Signatures


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

                         REALITY WIRELESS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,         September 30,
                                                                                          2003               2002
                                                                                      (unaudited)
                                                                                      -----------       -----------
                                     ASSETS

Current assets:
  Cash                                                                                $       107       $     3,400
  Accounts receivable - trade                                                                   0             4,399
  Inventory                                                                                 2,000            32,487
  Other current assets                                                                          0             1,200
                                                                                      -----------       -----------
    Total current assets                                                                    2,107            41,486

Fixed Assets, less accumulated depreciation of $83,558 and $21,473, respectively           25,659            85,549
Goodwill                                                                                        0
                                                                                      -----------       -----------
                                                                                      $    27,766       $   127,035
                                                                                      ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                    $   546,559       $   507,051
  Accrued payroll                                                                         195,550           119,112
  Accrued payroll taxes                                                                   202,407           185,411
  Accrued interest                                                                        132,645            58,434
  Accrued expenses                                                                         25,633            21,417
  Current portion of notes and capital leases payable                                   1,290,336           985,569
                                                                                      -----------       -----------
    Total current liabilities                                                           2,393,130         1,876,994
                                                                                      -----------       -----------

Long term portion of notes payable and capital leases                                      31,305           103,529

Stockholders' equity (deficit):
  Preferred stock, no par value, 100,000,000 and 500,000, respectively
     shares authorized: none issued and outstanding                                             0                 0
  Common stock, $.001 par value, 500,000,000 and 25,000,000 shares authorized:
     22,041,563 and 5,042,000 shares issued and 11,834,504 and 5,042,000
     outstanding, respectively                                                             11,834             5,042
  Capital stock receivable                                                                   (797)             (797)
  Additional paid in capital                                                            1,756,220           588,510
  Accumulated deficit                                                                  (4,163,926)       (2,446,243)
                                                                                      -----------       -----------
    Total stockholders' equity (deficit)                                               (2,396,669)       (1,853,488)
                                                                                      -----------       -----------
                                                                                      $    27,766       $   127,035
                                                                                      ===========       ===========


See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended                    Nine months ended
                                                      -------------------------------       -------------------------------
                                                      June 30, 2003     June 30, 2002      June 30, 2003      June 30, 2002
                                                      ------------       ------------       ------------       ------------
Revenue                                               $     34,948       $     47,816       $     94,699       $    135,317
Cost of sales                                               48,386             84,431            104,296            288,063
                                                      ------------       ------------       ------------       ------------

Gross margin                                               (13,438)           (36,615)            (9,597)          (152,746)

Engineering and development                                 12,261             36,665             48,043             99,355
Selling and marketing expenses                                  --             60,469                 --            182,803
General and administrative                                 955,571            357,661          1,583,881            849,643
                                                      ------------       ------------       ------------       ------------
                                                           967,832            454,795          1,631,924          1,131,801
                                                      ------------       ------------       ------------       ------------

Income (loss) from operations                             (981,270)          (491,410)        (1,641,521)        (1,284,547)

Other income (expense):
Forgiveness of debt                                             --             27,617                 --             74,729
Interest expense, net                                      (25,902)           (23,077)           (76,162)           (35,855)
                                                      ------------       ------------       ------------       ------------
                                                           (25,902)             4,540            (76,162)            38,874
                                                      ------------       ------------       ------------       ------------

Net income (loss)                                     $ (1,007,172)      $   (486,870)      $ (1,717,683)      $ (1,245,673)
                                                      ============       ============       ============       ============

Basic and diluted income (loss) per common share      $      (0.09)      $      (0.09)      $      (0.15)      $      (0.24)
                                                      ============       ============       ============       ============

Weighted Average Shares                                 11,834,504          5,148,763         11,834,504          5,148,763
                                                      ============       ============       ============       ============

See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine months ended
                                                              -----------------
                                                        June 30, 2003   June 30, 2002
                                                        -------------   -------------


Cash flows from operating activities:
  Net income (loss)                                      (1,717,683)      (1,245,673)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                            17,416           24,101
    Impairment of fixed assets and inventory                 68,409               --
    Common stock issued for services                      1,174,500          103,900
  Changes in operating assets and liabilities
    Accounts receivable                                       4,399           16,256
    Inventory                                                 6,747          149,610
    Prepaids and other current assets                         1,200          (53,610)
    Accounts payable                                         13,205          431,390
    Accrued expenses                                        171,861               --
                                                         ----------       ----------
        Net cash used in operating activities              (259,946)        (574,026)
                                                         ----------       ----------

Cash flows from investing activities:
  Purchase of equipment                                          --          (15,349)
  Proceeds from sale of assets                               (2,195)              --
                                                         ----------       ----------
        Net cash used in investing activities                (2,195)         (15,349)
                                                         ----------       ----------

Cash flows from financing activities:
  Stock issued for cash
  Proceeds from issuance of notes payable                   261,000          617,000
  Principal payments under capital leases payable            (2,152)         (27,286)
                                                         ----------       ----------
        Net cash provided by financing activities           258,848          589,714
                                                         ----------       ----------

Net increase in cash and cash equivalents                    (3,293)             339
Cash and cash equivalents at beginning of period              3,400               --
                                                         ----------       ----------
Cash and cash equivalents at end of period                      107              339
                                                         ==========       ==========

Cash paid for:
  Interest                                                       --           20,703


See accompanying summary of accounting policies and notes to financials

                            REALITY WIRELESS NETWORKS
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


Note 1:Presentation

The accompanying unaudited interim financial statements of Reality Wirelss Networks, Inc. ("Reality") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year end September 30, 2002 as reported in the 10-KSB have been omitted.

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

Note 3 - Stockholders' Equity (Deficit)

On June 18, 2003, the board of directors approved an amendment to the Articles of Incorporation of the Corporation increasing the number of shares the Corporation is authorized to issue Six Hundred Million (600,000,000) shares consisting of:

(a) 500,000,000 shares of common stock, $0.001 par value per share ("Common Stock");
(b) 100,000,000 shares of blank check preferred stock, $0.001 par value per share ("Blank Check Preferred Stock");

The board of directors is authorized to deterimine the rights and preferences of the preferred stock.

On April 30, 2003 5,062,000 shares of common stock were issued for consulting services, legal work and an employment agreement. The value of the stock on that date for these shares is $759,300 of which $654,300 was expensed for consulting services, $75,000 for legal work and $30,000 as salary expense.

On May 19, 2003 10,000,000 shares of common stock were issued to Ischian Holdings Ltd. On July 2, 2003 an additional 30,000,000 shares of common stock were issued to Ischian Holdings Ltd. All 40,000,000 shares were held in escrow and were offered for $500,000. Because the transaction never closed, these shares are reflected as issued but not outstanding at June 30, 2003. On or around August 11, 2003, the shares were returned to treasury and will be cancelled.

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

The Company's cost of sales for the three ended June 30, 2003 and 2002 were $48,386 and $84,431, respectively. Inventory was written off to cost of sales for $23,740 in the quarter ended June 30, 203 to account for impairment of inventory no longer used in standard customer installations. Gross margin for the three months ended June 30, 2002 was negatively impacted by $54,000 more than 2003 by the customer premise equipment ("CPE") or hardware cost not fully recovered at time of installation.

The Company's cost of sales for the nine months ended June 30, 2003 and 2002 were $104,296 and $288,063, respectively. Gross margin for the first nine months ended June 30, 2003 including inventory impairment charge of $23,740. Gross margin for the nine months ended June 30, 2002 was negatively impacted by $215,000 more in CPE hardware expense than 2003, this was slightly off-set by the incurrence of $13,000 one-time back haul expense for the Ladera market in 2003, which was not opened as anticipated, but a contract with a back haul provider had been signed before abandoning market.

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

General and administrative expenses for the three months ended June 30, 2003 and 2002 were $955,571 and $357,661, respectively. $59,669 of the 2003 third quarter costs were a $14,000 write-off to bad debt of all accounts receivable and $44,669 impairment of fixed assets to write down to salvage value, as prices for head-end/node equipment continues to decline. An additional $47,867 in 2003 is attributed to accelerated write-off of twelve month consulting agreement costs with Ladenberg, to assist Company in raising next round of funding. $654,300 in 2003 is for consulting services paid for through issuance of common stock, this is compared to consulting services totaling $66,000 in the third quarter of 2002. Legal and accounting expenses associated with the public company SEC filings continue and total $128,000 in the third quarter of 2003 compared with $96,000 for the same period last year. The remaining general and administrative expenses included rent, telephones, payroll, payroll taxes and travel and entertainment.

General and administrative expenses for the nine months ended June 30, 2003 were $1,583,881 and $849,643, respectively. Consulting services for the first three quarters of 2003 were $1,080,450 compared to the same period in prior year of $133,484. $1,167,708 of the expense in 2003 was paid through issuance of common stock compared with $103,99 during the same period in 2002. Additionally, salary costs decreased in 2003 $113,000 over prior year, as management expenses are kept at a minimum.

Net loss for the three months ended June 30, 2003 and 2002 was $1,007,172 and $486,870, respectively. Interest expense incurred for the three months ended June 30, 2003 and 2002 was $25,902 and $23,077, respectively accrued primarily for bridge financing received to date. Forgiveness of debt for the three months ended June 30, 2002 was $27,617, as compared to $0 for the third quarter of 2003.

Net loss for the nine months ended June 30, 2003 and 2002 was $1,717,683 and $1,245,673, respectively. Interest expense incurred for the first three quarters of 2003 and 2002 was $76,162 and $35,855, respectively accrued primarily for bridge financing received to date. Forgiveness of debt for the nine months ended June 30, 2002 was $74,729 and attributable to adjustment to accounts payable assumed from Dicom Imaging Systems, Inc., as compared to $0 for the same period in 2003.

Liquidity and Capital Resources

At June 30, 2003, the Company had negative working capital of $2.4 million. $1.25 million of this is attributable to bridge financing short-term notes, of which the majority will convert into equity upon funding.

For the nine months ended June 30, 2003 and 2002, cash used in operations was $259,946 and $574,026, respectively, primarily related to net loss incurred, but off-set slightly by increases in accounts payable and acrrued expenses of $197,412 and $543,646, for the nine months ended June 30, 2003 and 2002, respectively.

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


                                    REALITY WIRELESS NETWORKS, INC.


Dated:  August 25, 2003
                                    By: /s/ Victor Romero
                                    ------------------------------------
                                    Its:  President


Dated:  August 25, 2003
                                    By: /s/Erin Steiner
                                    ------------------------------------
                                    Its:  Principal Financial Officer