Form 10KSB
period 2003-09-30
REALITY WIRELESS NETWORKS  INC
filed 2003-12-29
CIK 1088537

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended - September 30, 2003 OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________ to _______________________


                        Commission file number 000-26369


                         REALITY WIRELESS NETWORKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEVADA                            88-0422026
 (State or other jurisdiction of          (Employer Identification No.)
  incorporation or organization)

                                 P.O. Box 112626
                       Campbell, California 95011 (Address
              of principal executive offices, including zip code.)

                                 (408) 379-3822
                (Issuer's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None


    Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $0.001 par value


================================================================================


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]


Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State Issuer's revenues for its most recent fiscal year. $111,868


The aggregate market value of the common stock held by non-affiliates on December 16, 2003was approximately $2,687,158, based on the closing price of such stock on such date. There are approximately 134,357,896 shares of common voting stock of the Registrant held by non-affiliates.


The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of December 16, 2003, was 156,175,838.


Documents Incorporated by Reference None

Transitional Small Business Disclosure Format     YES [ ]  NO [X]

                                     PART I
Item 1.  Description of Business

History

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

The  Company's  common  stock  trades  on the OTC BB  under  the  ticker  symbol
"RWNT.OB"

THE COMPANY

The Company is a service provider of fixed, wireless, high-speed, broadband Internet access to principally residential homes and small businesses. The Company provides this service as an alternative to digital subscriber line ("DSL") or cable Internet access service. The Company provides its service primarily in geographical areas of northern California where DSL and cable services are not available.

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

Competition

The Company offers is Internet access service for a setup price designed to compete with similar products. The Company believes that this product competes with a national average of approximately $50 per month for cable service and approximately $129 per month for IDSL, an enhanced type of DSL service.

Bankruptcy or Receivership

The Company has never initiated or been the subject of any action under the United States Bankruptcy Code or any receivership or any similar proceeding.

Employees

As of December 18, 2003, the Company employed no full-time employees and no part-time employees. Daily operations, including customer service and billing have been outsourced to Wavepipe, a company wholly owned by Brent Haines, a Reality Wireless Networks director. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good. We do not currently have any key man life insurance on any of our directors or executive officers.

Item 2. Description of Property

Reality does not own or lease real property or invest in real estate.

Item 3.  Legal Proceedings

On September 23, 2003, American Express Business Financial Corporation ("American Express"), a California corporation, FKA First Sierra Financial, Inc., filed a complaint alleging that Reality Wireless Networks, Inc. breached an equipment lease agreement. Moreover, Mr. Brent Haines, a director and officer of the Company, is also a defendant in this lawsuit. Mr. Haines has signed a personal guaranty guaranteeing the equipment lease agreement. Mr. Haines is currently negotiating settlement on behalf of the Company with American Express.

On or around January 16, 2003, Peter Verbica, trustee of P&K Verbica Trust ("Verbica"), filed a complaint in Superior Court of the State of California for the County of Santa Clara alleging that Reality breached a convertible promissory note for $75,000. We intend to become the attorney of record in this litigation. The claim is for $75,000, plus attorney's fees and interest.

On or around October 24, 2003, Merrill Communications, LLC ("Merrill"), filed a complaint in Superior Court of the State of California for the County of Santa Clara alleging that Reality breached an agreement. The claim is for $9.170.47, plus attorney's fees and prejudgment interest.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.   Market for Common Equity and Related Shareholder Matters

Reality's Common Stock is not traded on a registered securities exchange, or the NASDAQ. Reality's Common Stock is quoted on the National Association of Securities Dealers OTC Bulletin Board and was first listed on November 7, 1999 under the symbol "DCIM," which symbol was changed to "RWNI" on December 19, 2001. The symbol was changed from "RWNI" to "RWNT" on May 7, 2002. The following table sets forth the range of high and low bid quotations for each fiscal quarter since December 29, 2002. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

FISCAL QUARTER ENDING                 HIGH BID                 LOW BID

December 29, 2000                     $0.4062                  $0.2812
March 31, 2001                        $0.1875                  $0.1562
June 30, 2001                         $0.11                    $0.09
September 30, 2001                    $0.02                    $0.01
December 31, 2001                     $0.95                    $0.25
March 31, 2002                        $0.90                    $0.90
April 30, 2002                        $0.58.                   $0.58
July 30, 2002                         $0.85.                   $0.75
September 30, 2002                    $0.38.                   $0.30
March 31, 2003                        $0.79                    $0.65
April 30, 2003                        $0.15.                   $0.12
July 30, 2003                         $0.03.                   $0.03
September 30, 2003                    $0.07.                   $0.06

         On December 18, 2003, the closing price was $0.02 per share.

         As of December 18, 2003, there were approximately 121 record holders of the Company's common stock.

         We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operations

Company focus and strategy to raise needed financing has shifted away from acquiring additional capital from investors for a proposed investment through private placement in the equity and equity related securities of the Company started on August 26, 2002. The Company is now actively pursuing a growth strategy managed by their wholly owned subsidiary, Orange Soda, targeting acquisitions possessing assets to compliment current business model, with a solid revenue or customer base. This new strategy will be financed through additional shares issued by Reality Wireless.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had negative working capital of $2,558,049. The negative working capital consists primarily of $1,308,160 in notes payable which are past due and classified as a current liability, $165,947 of related accrued interest and $669,500 in accounts payable, of which $145,918 was assumed in reverse merger in March 2002. An additional $397,957 is related to payroll for management and payroll taxes past due.

The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The majority of bridge loans will convert to equity at time of funding. If the Company cannot raise necessary funding the Company may have difficulty continuing as a going concern.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Revenues for the year ended September 30, 2003 and 2002 were $111,868 and $182,409, respectively and were derived primarily from monthly internet access fees, hardware and installation required to establish wireless internet access. Revenue on hardware and installation sales decreased by nearly $90,000 from 2002 to 2003, as the Company's growth rate slowed significantly in the second year as no new markets were opened.

GROSS MARGIN

Cost of sales for the years ended September 30, 2003 and 2002 were $157,578 and $317,623, respectively. The gross profit was ($45,710) and ($135,212) or (41%) and (74%) of revenues for the years 2003 and 2002, respectively. Cost of sales included backhaul (access to internet), hardware, credit card transaction charges and installation expenses. Gross Profit was adversely effected by the high cost of hardware (CPE - customer premise equipment). This high hardware cost, while subsidized by customers could not fully be recovered at time of installation. The cost of hardware will be recovered within 12 months, however the Company's gross profit was impacted significantly in the first year of operations. In addition, as cash reserves were limited, the Company intentionally slowed sales into open markets as it could not subsidize hardware costs, this in addition to fixed backhaul costs negatively impacted gross profit.


OPERATING EXPENSES

Operating expenses included:

Engineering and development costs included salaries of IT staff and consulting expenses for tower and relay site locations and depreciation. The decrease in engineering and development costs from $95,698 in 2002 to $30,626 in 2003 (excluding depreciation) was due primarily to salary savings as headcount was reduced in 2003. Depreciation in the amount of $18,275 and $21,473 for the years ended September 30, 2003 and 2002 on computer equipment, automobile and tower sites.

General and administrative expenses in the amount of $563,159 and $982,523 for the years ended September 30, 2003 and 2002 included investor relations, accounting and legal fees of $248,441 and $338,448, respectively. Corporate marketing, investor relation consultants and $275,000 of legal fees were hired and paid in non-cash transactions through company stock at a value of $3,183,917 and $592,700 for the years ended September 30, 2003 and 2002, respectively, which were expensed to consulting fees, administrative salaries, and legal fees. Selling and marketing expenses were $0 and $223,187, which included direct market advertising, mailings, marketing salaries, and commissions for 2003 and 2002, respectively. As the Company recognized it could not sustain additional sales (and subsidizing of CPE) the sales and marketing effort was disbanded at the end of fiscal year 2002.

Fogiveness of debt in 2003 consisted $13,451 in forgiveness of accounts payable by vendors and $44,180 in forgiveness by note holders. In 2002, forgiveness of debt of $74,729 was related to accounts payable assumed from Dicom and later forgiven.

Interest expense was $109,463 and $80,488 for fiscal year 2003 and 2002, respectively. There were no research and development costs. The resulting net loss for the year ended September 30, 2003 and 2002 was $3,892,960 and $2,221,724 or a $.19 and $.47 loss per share, respectively.

Non-recurring operating activity: The Company took a one-time charge to record impairment of fixed assets and inventory in the third quarter of 2003 in the amount of $68,409 ($44,669 charged to general and administrative expenses and $23,740 expensed in cost of sales) and in the fourth quarter of 2002 goodwill was impaired in the amount of $165,172.

Cash Requirements

As of September 30, 2003, Reality had $2,148 cash on hand. In order to continue to fund operations, the Company requires additional sources of funds that may not be readily available.

Product Development and Research Plan for the Next Twelve Months

None

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant changes in number of employees

The Company plans to employ 0 employees by September 30, 2004, as all operational activity has been outsourced to a separate company, Wavepipe (owned 100% by Brent Haines, director of Reality Wireless Networks.).

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We adopted  revenue  recognition  policies to comply  fully with the guidance in
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue consists primarily of monthly internet access fees, hardware and installation required to establish wireless internet access. Monthly fees are recognized in month service is provided and hardware and installation revenue are recognized when internet access has been established and customer is able to use services.

Impairment

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Reality Wireless recorded an impairment of fixed assets and inventory during the year ended September 30, 2003 and goodwill during the year ended September 30, 2002 based on management's assessment of future cashflows.

Item 7. Financial Statements

                         REALITY WIRELESS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003

                                     ASSETS

Current assets:
  Cash                                                              $     2,148
                                                                    -----------
    Total current assets                                                  2,148

Fixed Assets, less accumulated depreciation of $75,984                    9,140

                                                                    -----------
                                                                    $    11,288
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                  $   669,500
  Accrued payroll                                                       195,550
  Accrued payroll taxes                                                 202,407
  Accrued interest                                                      165,947
  Accrued expenses                                                       18,633
  Notes payable                                                       1,308,160
                                                                    -----------
    Total current liabilities                                         2,560,197
                                                                    -----------


Stockholders' deficit:
Preferred stock, no par value, 100,000,000 and 500,000,
  respectively shares authorized: none issued and outstanding                --
Common stock, $.001 par value, 500,000,000 shares authorized:
  52,022,838 shares issued and outstanding                               52,022
  Capital stock receivable                                                 (797)
  Additional paid in capital                                          3,739,069
  Accumulated deficit                                                (6,339,203)
                                                                    -----------
    Total stockholders' deficit                                      (2,548,909)
                                                                    -----------
                                                                    $    11,288
                                                                    ===========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                 2003               2002
                                             ------------       ------------
Revenue                                      $    111,868       $    182,409
Cost of sales                                     157,578            317,621
                                             ------------       ------------

Gross loss                                        (45,710)          (135,212)

Engineering and development                        48,900            117,171
Selling and marketing                                  --            223,187
General and administrative                        563,159            982,523
Non-cash consulting expense                     3,183,917            592,700
Forgiveness of debt                               (57,632)           (74,729)
Gain on disposition of asset                         (558)                --
Provision for asset impairment                    165,172
                                             ------------       ------------
                                                3,737,786          2,006,024
                                             ------------       ------------

Loss from operations                           (3,783,496)        (2,141,236)

Other expense:
Interest expense, net                            (109,464)           (80,488)
                                             ------------       ------------
                                                 (109,464)           (80,488)
                                             ------------       ------------

                                             ------------       ------------
Net loss                                     $ (3,892,960)      $ (2,221,724)
                                             ============       ============

Basic and diluted loss per common share      $      (0.19)      $      (0.47)
                                             ============       ============

Weighted Average Shares                        20,967,548          4,696,817
                                             ============       ============


              See accompanying summary of accounting policies and
                         notes to financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                           2003         2002
                                                        ----------   ----------
Cash flows from operating activities:
  Net loss                                              (3,892,960)  (2,221,724)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                           18,275       21,473
    Impairment of fixed assets and inventory                68,409      165,172
    Lease forgiveness in excess of asset value                (558)
    Merger with Dicom                                           --     (224,467)
    Common stock issued for services                     3,183,917      592,700
  Changes in operating assets and liabilities
    Accounts receivable                                      4,399       (5,242)
    Inventory                                                8,746      159,167
    Prepaids and other current assets                        1,200        3,929
    Accounts payable                                       162,452      481,156
    Accrued expenses                                       209,591      377,877
                                                        ----------   ----------
        Net cash used in operating activities             (236,529)    (649,959)
                                                        ----------   ----------

Cash flows from investing activities:
  Purchase of equipment                                         --      (20,824)
                                                        ----------   ----------

Cash flows from financing activities:
  Stock issued for cash
  Proceeds from issuance of notes payable                  261,000      689,354
  Principal payments under capital leases payable          (25,723)     (15,171)
                                                        ----------   ----------
        Net cash provided by financing activities          235,277      674,183
                                                        ----------   ----------

Net increase (decrease) in cash                             (1,252)       3,400
Cash at beginning of period                                  3,400           --
                                                        ----------   ----------
Cash at end of period                                        2,148        3,400
                                                        ==========   ==========

Cash paid for:
  Interest                                                      --       25,263


              See accompanying summary of accounting policies and
                         notes to financial statements.

               REALITY WIRELESS NETWORKS, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                  Common Stock          Additional
                                         ---------------------------     Paid in      Subscription   Accumulated
                                             Shares        Amount        Capital       Receivable       Deficit            Total
                                         ------------   ------------   ------------   ------------   ------------     ------------
Balances at September 30, 2001              4,000,000   $        400   $        400   $       (800)            --     $         --

Change in par value of common stock                --          4,070         (4,070)            --             ~~               --

Merger with Dicom                             522,603             52             --             --       (224,519)        (224,467)

Treasury stock returned and reissued
  for services                                (25,000)           (25)            25             --             ~~               --

Common stock issued for services              194,901            195        295,505             --             ~~          295,700

Stock options issued for services                  --             --        297,000             --             ~~          297,000

Cashless exercise of stock options            350,000            350           (350)            --             ~~               --

Proceed from stock subscription                    --             --             --              3             ~~                3

Net loss                                           --             --             --             --     (2,221,724)      (2,221,724)
                                         ------------   ------------   ------------   ------------   ------------     ------------

Balances at September 30, 2002              5,042,504          5,042        588,510           (797)    (2,446,243)      (1,853,488)
                                         ------------   ------------   ------------   ------------   ------------     ------------

Stock  issued for services                 46,980,334         46,980      3,136,936             --             ~~        3,183,916

Expenses paid for Company by Directors                            ~~             ~~         13,623             ~~           13,623

Net loss                                           --             --             --             --     (3,892,960)      (3,892,960)

                                         ------------   ------------   ------------   ------------   ------------     ------------
Balances at September 30, 2003             52,022,838   $     52,022   $  3,739,069   $       (797)  $ (6,339,203)    $ (2,548,909)
                                         ============   ============   ============   ============   ============     ============


              See accompanying summary of accounting policies and
                         notes to financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Reality Wireless was incorporated on August 28, 2001 under the laws of the state of Delaware. The Company is a wireless Internet service provider in Southern California.

Revenue Recognition

Revenue is recognized based upon the date the wireless internet service is provided.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line methodfor financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

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

Reality Wireless recorded an impairment of fixed assets and inventory during the year ended September 30, 2003 and goodwill during the year ended September 30, 2002 based on management's assessment of future cashflows.

Stock Based Compensation

The Company accounts for stock options and warrants issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for StockI ssued to Employees. For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

The company did not issue any options during fiscal 2003 and as of September 30, 2003 there were no options outstanding.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended September 30, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that Reality will continue as a going concern. Reality has a significant accumulated deficit and working capital deficiency at September 30, 2003 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Reality's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Reality be unable to continue as a going concern.

The continued support of Reality's creditors, lenders and shareholders is required in order for Reality to continue as a going concern. Management's plans to support Reality's operations include borrowing additional funds and raising additional capital. Reality's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.

NOTE 3 - INCOME TAXES

Reality has had losses since inception; therefore, the Company has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $6,100,000 at September 30, 2003, and will expire in various years through 2023

NOTE 4 - NOTES AND CAPITAL LEASES PAYABLE

Realty Wireless has various notes payable and capital leases payable, all of which are in default at September 30, 2003. Reality accrues interest at rates ranging from 5% to 10% on all outstanding debt.

$190,000 is convertible at the outstanding principal balance plus accrued interest at a 65% discount of the strike price of an equity financing. Reality Wireless will record a charge to earnings for the discount upon the consummation of an equity financing.

Notes totaling $160,000 are convertible at the outstanding principal balance plus accrued interest at a 50% discount of the strike price of an equity financing. Reality Wireless will record a charge to earnings upon the consummation of an equity financing.

Notes totaling $606,000 are convertible at the outstanding principal balance plus accrued interest at the option of the holder at the pricing of the first closing of an equity financing.

Notes totaling $524,354 will be automatically converted at the outstanding principal balance plus accrued interest and at the pricing of the first closing of an equity financing.

Capital leases totalling $76,986 in default.

No value has been assigned to the beneficial conversion features on certain convertible promissory notes at September 30, 2003 due to the conversion price being based on the occurrence of future events outside the control of the holder. At the time contingency is resolved, the value of the beneficial conversion feature will be charged as interest expense.

NOTE 5 - PREFERRED STOCK

On March 27, 2002, Reality's Board of Directors created and authorized 500,000shares of Series A Convertible Preferred Stock. Series A Preferred Stock is convertible into ten shares of Reality's common stock at the option of the holder. Reality is required to reserve and keep available out of its authorized but unissued shares of common stock enough shares sufficient for conversion of Series A Preferred Stock.

No Series A Preferred is issued or outstanding at September 30, 2003.

NOTE 6 - COMMON STOCK

On April 24, 2002 the Board of Directors of Reality Wireless authorized a one-for-two stock split of the Reality Wireless common stock. On May 7, stockholders of record received one share for every two shares of common stock held of record on April27, 2002. The stock split has been reflected in the accompanying financial statements, and all applicable reference as to the number of common shares and per share information has been restated.

During fiscal 2003 and 2002 Reality Wireless issued 46,980,334 shares valued at $3,183,917 and 97,101 shares valued at $246,800 for payment of legal and consulting fees, respectively.

In addition, 447,800 shares were issued to consultants and legal council upon the cashless exercise of 347,800 options with an exercise price of between .01 -.0001 and 100,000 options with an exercise price of .001. The consultant's stock-based compensation is recorded at fair value. The compensation cost recorded for these options was $345,900 for the year ended September 30, 2002. The fair value was based on the Black-Scholes option pricing model.

NOTE 7 - WARRANTS

In connection with the $75,000 convertible promissory note, the Company issued150,000 warrants to purchase Series A preferred stock or its common stock equivalent at an exercise price of 70% of the price of Series A preferred stock or common stock. The warrants have a term of 5 years.

In connection with the majority of convertible promissory notes entered into during fiscal 2003 and 2002, Reality Wireless issued 792,354 and 632,354 warrants, respectively, to purchase Series A preferred stock or its common stock equivalent at an exercise price equal to the price of Series A preferred stock or common stock issued by Reality when future funding is obtained. The warrants have a term of 3 years.

NOTE 8 - STOCK OPTION PLAN

2002 Stock Option Plan

During September 2001, the Company adopted the "2001 Stock Option Plan". Pursuant to the Company's 2001 Stock Option Plan, the Company may grant the Company's employees and employee director's non-qualified options to purchase up to 1,000,000 shares of Common Stock. Incentive stock options must be granted at not less than the fair market value of the Company's Common Stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's Common Stock). The terms of the options are determined by the Company's Board of Directors. Any options granted must be exercised within ten years of the date of grant or within five years from the date of grant for options granted to stockholders owning 10% or more of the Company's Common Stock. Unexercised vested and unvested options terminate in three months if the employment or service of an option holder is terminated for cause. Unvested options terminate if the employment or service of an option holder is terminated without cause or for disability

Reality uses the intrinsic value method of calculating compensation expense for employees. During fiscal 2003 and 2002, no compensation expense was recognized for the issuance of options and warrants issued to employees, because there were no options issued to employees.

During the year ended September 30, 2002, Reality issued 350,000 options to two consultants. Both consultants received shares of common stock upon the cashless exercise of the options.

At September 30, 2003 there were no options outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

During fiscal 2003, all receivables are being processed and collected by a company owned by a director and stockholder of Reality. All proceeds from revenues generated are received by this related company and are used to cover the expenses associated with the cost of revenue and administrative functions performed by the related party.

NOTE 10 - SUBSEQUENT EVENTS

On October 6, 2003, 14,820,000 shares were issued for consulting services and legal work. The value of services will be valued at stock price on date issued.

On October 23, 2003, 1,000,000 shares were issued for consulting services. The value of services will be valued at stock price on date issued.

On October 28, 2003, Reality Wireless entered into an Agreement and Plan of Merger with Orange Soda, Inc. (a Delaware corporation). Pursuant to agreement Reality Wireless also assumed, jointly and severally with Orange Soda, all of the obligations and responsibilities of Orange Soda in connection with certain convertible debentures executed by Orange Soda prior to the merger that, by virtue of the merger, convert into 41,000,000 shares of the common stock of Reality Wireless.

On December 3, 2003, 45,333,000 shares were issued for consulting services and legal work. The value of services will be valued at stock price on date issued.

On December 9, 2003, 2,000,000 shares were issued for consulting services. The value of services will be valued at stock price on date issued.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that all material information required to be filed in this Annual Report has been made known to them in a timely fashion.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

VICTOR ROMERO:  PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

         Mr. Romero, 51, is currently serving as President of Reality Wireless. Prior to this he was VP of Sales and Operations at OrcoNet.com from 1999 to 2000. At OrcoNet.com he designed, built and implemented a 50-person Internet service provider start-up. From 1997 to 1998, Mr. Romero was a freelance consultant. From 1994 to 1997, he was the Executive Director of Emerging Technologies at Pacific Bell. Mr. Romero received his Bachelors Degree from California State University, Northridge in 1972. Mr. Romero has served as a director and officer since February 2002.

RICK RAMIREZ:  DIRECTOR

         Mr. Ramirez, 44, is the former Chief Executive Officer and President of OnRadio.com, where he served from 1995 to 2000. Additionally, Mr. Ramirez owned and operated several radio stations in northern California from 1987 to 1995. In connection with his radio experience, he has been involved in the merger, acquisition, operation and turn-around of several radio stations. Mr. Ramirez attended the University of Santa Clara from 1975 to 1979, where he majored in Finance. Mr. Ramirez has served as a director and officer since April 2002.

BRENT HAINES:  DIRECTOR

         Mr. Haines, 34, currently a director and the Chief Technology Officer for Reality Networks, received his Bachelors Degree in Applied Mathematics from the University of Wisconsin in 1989. From 1990 to 1996, Mr. Haines worked as a Software Engineer and Engineering Manager for several software companies. In 1996 he founded and served as Chief Executive Officer for Grendelnet, an Internet service provider that specialized in software and network design services. He was acting Vice President of Engineering for Harvest Technologies in 1997 and 1998, Lead Architect for Healtheon/WebMD in 1999 and 2000, and Vice President of Engineering for Andalay, from 2000 to 2001. Mr. Haines has served as a director and officer since March 2002.

TERRY BYRNE:  DIRECTOR

         Mr. Byrne, 45, is President of Bartholomew International Investments and has served in this capacity since 2000, specializing in corporate finance, mergers and acquisitions. From 1995 to 1999, Mr. Byrne was the CEO of The Tirex Corp., an environmental recycling equipment manufacturer. From 1992 to 1995, Mr. Byrne was a freelance financial consultant in the high tech sector. Mr. Byrne received his Bachelors Degree in Economics from Villanova University, 1980. Mr. Byrne has served as a director since April 2003.


The  Company  does not have any  standing  audit,  nominating,  or  compensation
committees  of  the  board  of  directors,   or  committees  performing  similar
functions.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2003 and 2002, all filing requirements applicable to the Company's officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Item 10.  Executive Compensation

The following table sets forth certain information with respect to compensation paid by the Company for the fiscal year ended September 30, 2003 and 2002. No other executive officer received more than $73,000 in annual compensation.

Reality Wireless Networks


                                                                                # OF OPTIONS      COMPENSATION IN     # OF OPTIONS
NAME                     TITLE                           COMPENSATION IN 2003  GRANTED IN 2003        2002 (1)      GRANTED IN 2002
----                     -----                           --------------------  ---------------        --------      ---------------
Victor Romero  Acting President, Director                  $      -                  0             $ 73,000 (2)            0
Rick Ramirez   EVP Business Development, Director          $ 48,000(4)               0             $ 44,000 (3)            0
Brent Haines   Director                                    $      -                  0             $ 16,000 (4)            0


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

(4) Amount represents compensation earned, gross compensation paid was $-0-, the remainder has been accrued

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of December 16, 2003.

-------------------------------------------------------------------------------------------------------------------
                           Name and address                   Number of Shares          Percentage of
Title of class             of beneficial owner                of Common Stock           Common Stock(1)
-------------------------------------------------------------------------------------------------------------------
Common Stock               Rick Ramirez                       928,334 Shares            0.6%
                           120 W. Campbell Ave., Suite E
                           Campbell, California 95008

Common Stock               Brent Haines                       8,956,668 Shares          5.7%
                           120 W. Campbell Ave., Suite E
                           Campbell, California 95008

Common Stock               Victor Romero                      6,210,000 Shares          4%
                           120 W. Campbell Ave., Suite E
                           Campbell, California 95008

Common Stock               The Otto Law Group, PLLC           18,562,749 Shares         11.9%
                           900 4th Avenue, Suite 3140
                           Seattle, Washington  98164

Common Stock               Bartholomew International
                           Investments Limited, Inc.          15,000,000                9.6%
                           216 Hidden Pines Drive
                           Panama City, FL  32408

Common Stock               HEM Mutual Assurance               41,000,000                26.2%
                           Gottbetter & Partners, LLP.
                           488 Madison Avenue, 12th Floor
                           New York, New York  10022

Common Stock               Daedalus Ventures, Inc.            16,500,000                10.6%

-------------------------------------------------------------------------------------------------------------------

(1) Based on a total of 156,175,883 shares of the Company's common stock issued and outstanding as of December 16, 2003. All options, warrants or other securities of the Company convertible into common stock, whether authorized and unissued or issued and outstanding, upon issuance and/or conversion, represent approximately less than 1% of the shares of the Company's common stock outstanding on a fully-diluted basis, assuming consummation of the Share Exchange.

(2) Gannett, Lexicon and Santa Fe have each agreed to vote the same as any vote by Torchmark at any meeting of the shareholders of the Company; the shared voting power by and among these entities is approximately 266,149 shares of common stock, which amounts to approximately 5% of the issued and outstanding common stock.

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

All exhibits included in this report are incorporated by reference. See the Exhibit List below for all such exhibits.

(b) Reports on Form 8-K.

During the period ended September 30, 2003, the Company filed the following reports on Form 8-K:

------------------------------------- ------------------------------------------
Date of Event Reported                Items Reported
------------------------------------- ------------------------------------------
November 17, 2003                     2 and 7
------------------------------------- ------------------------------------------
November 12, 2003 (8-K/A)             2 and 7
--------------------------------------------------------------------------------

Item 14 - Principal Accountant Fees and Services

Malone & Bailey, PLLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended September 30, 2002 and September 30, 2003. Malone & Bailey, PLLC has performed the following services and has been paid the following fees for these fiscal years.

AUDIT FEES

Malone & Bailey, PLLC was paid aggregate fees of approximately $14,400 for the fiscal year ended September 30, 2002 and approximately $15,550 for the fiscal year ended September 30, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

AUDIT -RELATED FEES

Malone & Bailey, PLLC was not paid any additional fees for the fiscal year ended September 30, 2002 and September 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES

Malone & Bailey, PLLC was not paid any aggregate fees for the fiscal years ended September 30, 2002 and September 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

OTHER FEES

Malone & Bailey, PLLC was paid for other professional services related to issuance of S8 filings and other miscellaneous services during the fiscal year ended September 30, 2002 approximately $650 and approximately $2,225 for fiscal year ended September 30, 2003.



SIGNATURES

In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REALITY WIRELESS NETWORKS, INC.


Date:  December 29, 2003                /s/
                                        -----------------------------------
                                        Principal Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Reality Wireless Networks, Inc., in the capacities and on the dates indicated.


NAME AND SIGNATURE         TITLE                            DATE



/s/                        Principal Executive Officer      December 29, 2003
-------------------------
Victor Romero




/s/                        Director                         December 29, 2003
-------------------------
Terry Byrne




/s/                        Director                         December 29, 2003
-------------------------
Brent Haines

------------------------------------- ----------------------------------- -----------------------------------
Exhibit                               Title                               Location
------------------------------------- ----------------------------------- -----------------------------------
2.1                                   Merger Agreement                    8-K filed 11/12/03
------------------------------------- ----------------------------------- -----------------------------------
3                                     Articles of Incorporation           10-SB Filed on June 15, 1999
------------------------------------- ----------------------------------- -----------------------------------
3.1                                   Bylaws                              10-SB Filed on June 15, 1999
------------------------------------- ----------------------------------- -----------------------------------
3.2                                   Certificate of Amendment to         10-QSB filed
                                      Articles of Incorporation
------------------------------------- ----------------------------------- -----------------------------------
3.3                                   Certificate of Amendment to         10-KSB Filed on April 15, 2002
                                      Articles of Incorporation
------------------------------------- ----------------------------------- -----------------------------------
3.4                                   Certificate of Amendment to         8-K Filed on May 3, 2002
                                      Articles of Incorporation
------------------------------------- ----------------------------------- -----------------------------------
4.1                                   Convertible Debenture Purchase      Attached
                                      Agreement, and exhibits thereto
------------------------------------- ----------------------------------- -----------------------------------
21.1                                  Subsidiaries of the Registrant      Attached
------------------------------------- ----------------------------------- -----------------------------------
31.1                                  Certification by Principal          Attached
                                      Executive Officer
------------------------------------- ----------------------------------- -----------------------------------
31.2                                  Certification of Principal          Attached
                                      Financial Officer
------------------------------------- ----------------------------------- -----------------------------------
32                                    Certifications of Principal         Attached
                                      Executive and Financial Officer
                                      Pursuant to 906
------------------------------------- ----------------------------------- -----------------------------------