Form 10KSB/A
period 2003-09-30
REALITY WIRELESS NETWORKS  INC
filed 2004-01-29
CIK 1088537

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

Item 7. Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Reality Wireless Networks, Inc.

We have audited the accompanying balance sheet of Reality Wireless Networks, Inc. as of September 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reality Wireless Networks, Inc. as of September 30, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Reality Wireless will continue as a going concern. As discussed in Note 2 to the financial statements, Reality Wireless has incurred a loss of $3,892,960 for the year ended September 30, 2003 and has a capital deficit of $6,339,203 as of September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

December 23, 2003

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