Form 10QSB
period 2003-12-31
REALITY WIRELESS NETWORKS  INC
filed 2004-02-23
CIK 1088537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                 SECURITIES AND EXCHANGE COMMISSION FILE NUMBER

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

                            YES [X]        NO [ ]

The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of February 11, 2004, was 212,570,897 issued and 189,701,770 outstanding

                         REALITY WIRELESS NETWORKS, INC.


                                                                                                 PAGE

PART I - Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheet at December 31, 2003

         Consolidated Statements of Operations for the three months ended
         December 31, 2003 and 2002

         Consolidated  Statements  of Cash  Flows  for the  three  months  ended
         December 31, 2003 and 2002 Notes to Consolidated Financial Statements

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

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

                         REALITY WIRELESS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 DECEMBER 31,
                                                                                                    2003
                                                                                                 (UNAUDITED)
                                                                                                 -----------
                                 ASSETS

Current assets:
  Cash                                                                                           $       181
                                                                                                 -----------
    Total current assets                                                                                 181

Fixed Assets, less accumulated depreciation of $76,771 and $75,984, respectively                       8,356
Deposit                                                                                              147,500
                                                                                                 -----------
                                                                                                 $   156,037
                                                                                                 ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                               $   548,651
  Accrued payroll                                                                                    195,550
  Accrued payroll taxes                                                                              202,407
  Accrued interest                                                                                   191,393
  Accrued expenses                                                                                    18,633
  Current portion of notes and capital leases payable                                              1,290,959
                                                                                                 -----------
    Total current liabilities                                                                      2,447,593
                                                                                                 -----------
Long term portion of notes payable and capital leases                                                 93,003

Stockholders' deficit:

  Preferred stock, no par value, 100,000,000 shares authorized: none issued and outstanding                0
  Common stock, $.001 par value, 500,000,000 shares authorized:  156,382,897 shares issued
    and 124,879,859 outstanding                                                                      124,880
  Capital stock receivable                                                                              (797)
  Additional paid in capital                                                                       6,911,356
  Accumulated deficit                                                                             (9,419,998)
                                                                                                 -----------
    Total stockholders' deficit                                                                   (2,384,559)
                                                                                                 -----------
                                                                                                 $   156,037
                                                                                                 ===========

See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                  ------------------
                                           DECEMBER 31, 2003  DECEMBER 31, 2002
                                           -----------------  -----------------

Revenue                                      $     23,830       $     28,827
Cost of sales                                      22,205             24,014
                                             ------------       ------------

Gross margin                                        1,625              4,813

Engineering and development                           787             16,159
Selling and marketing expenses                         --                 --
General and administrative                      3,060,176            106,162
                                             ------------       ------------
                                                3,060,963            122,321
                                             ------------       ------------

Loss from operations                           (3,059,338)          (117,508)

Other income (expense):

Gain on sale of asset                               3,989                 --
Interest expense, net                             (25,446)           (24,780)
                                             ------------       ------------
                                                  (21,457)           (24,780)
                                             ------------       ------------

Loss                                         $ (3,080,795)      $   (142,288)
                                             ============       ============

Basic and diluted loss per common share      $      (0.04)      $      (0.03)
                                             ============       ============

Weighted Average Shares                        85,971,940          5,249,563
                                             ============       ============


See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                         DECEMBER 31, 2003   DECEMBER 31, 2002
                                                         -----------------   -----------------
Cash flows from operating activities:
  Net loss                                                  (3,080,795)           (142,288)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                  787               5,779
    Impairment of fixed assets and inventory                        --                  --
    Common stock issued for services                         3,118,920                  --
    Company expenses paid by Directors                          19,225                  --
  Changes in operating assets and liabilities
    Accounts receivable                                             --                 319
    Inventory                                                       --               1,645
    Prepaids and other current assets                               --             (69,165)
    Accounts payable                                          (120,850)             29,490
    Accrued expenses                                            25,446              69,005
                                                            ----------          ----------
        Net cash used in operating activities                  (37,267)           (105,215)
                                                            ----------          ----------

Cash flows from investing activities:

  Deposit- I-Element                                          (147,500)                 --
  Proceeds from sale of assets                                      --                  --
                                                            ----------          ----------
        Net cash used in investing activities                 (147,500)                 --
                                                            ----------          ----------

Cash flows from financing activities:
  Stock issued for cash
  Proceeds from issuance of debt                               200,000             107,510
  Principal payments under capital leases payable              (17,200)             (1,805)
                                                            ----------          ----------
        Net cash provided by financing activities              182,800             105,705
                                                            ----------          ----------

Net increase in cash and cash equivalents                       (1,967)                490
Cash and cash equivalents at beginning of period                 2,148               3,400
                                                            ----------          ----------
Cash and cash equivalents at end of period                         181               3,890
                                                            ==========          ==========

Cash paid for:
  Interest                                                          --                  --


See accompanying summary of accounting policies and notes to financials

                            REALITY WIRELESS NETWORKS
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1:Presentation

The accompanying unaudited interim financial statements of Reality Wireless Networks, Inc. ("Reality") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year end September 30, 2003 as reported in the 10-KSB have been omitted.

Note 2 - Deposit

In October 2003, Reality remitted $147,500 to I-Element, Inc., a privately held corporation, for a deposit related to a potential merger. The $147,500 paid to I-Element as a condition of the merger,was used to pay off a bridge loan. For the merger to be effective, Reality must raise $500,000 in equity and place all funds, in an escrow account.

In December 2003, Reality issued I-element 6,333,000 shares valued at $189,990 for consulting services. I-Element is assisting in running day to day operations; including accounting, customer support, and troubleshooting network and service issues.

Note 3 - Convertible Debentures

On October 28, 2003, the Company entered into an Agreement and Plan of Merger with Orange Soda, Inc. (a Delaware corporation). Pursuant to agreement Reality Wireless also assumed, jointly and severally with Orange Soda, all of the obligations and responsibilities of Orange Soda in connection with five 1% convertible debentures in the maximum aggregate face amount of $1,000,000 that would mature October 2008, if executed. The Debentures are to be funded in five traunches as follows: $194,000, $150,000, $300,000, $350,000 and $6,000. In
order to execute any debenture Reality is required to issue common stock to an escrow account with a minimum number of shares in escrow at any point in time equal to 200% of the full conversion shares.

On November 3, 2003, Reality executed the $194,000 and $6,000 traunches and received net proceeds of $167,500. Reality paid fees and expenses totaling $32,500 related to the debentures. Reality issued 41,000,000 shares to an escrow account related to this agreement. As of December 31, 2003, $106,997 had been converted into 9,704,021 shares of common stock leaving 31,295,979 shares held in escrow at December 31, 2003. The shares held in escrow at December 31, 2003 are considered issued but not outstanding.

If, any of the debentures are outstanding and Reality is funded an amount equal to or exceeding $5,000,000, Reality is required to pay an amount equal to 150% of the then outstanding Debentures.

Note 4 -Common Stock

On October 8, 2003 14,820,000 shares of common stock were issued for consulting services and legal work. The value of the stock on that date for these shares was $1,185,600 of which $160,000 was expensed for legal work and $1,025,600 was expensed for consulting services. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On October 23, 2003 1,000,000 shares of common stock were issued for consulting services. The value of the stock on that date for these services was $60,000, of which all was expensed to consulting services.

On December 3, 2003 45,333,000 shares of common stock were issued for consulting services and legal work. The value of the stock on that date for these shares was $1,813,320 of which $400,000 was expensed for legal work and $1413,320 was expensed for consulting services. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

Included in the 45,333,000 were 12,000,000 shares valued at $270,000 issued to the President of I-Element for consulting services.

On December 9, 2003 2,000,000 shares of common stock were issued for consulting services. The value of the stock on that date for these services was $60,000, of which all was expensed to consulting services.in full.

Note 5 - Subsequent Events

In January 2004, the holders of the convertible debt elected to convert the remaining $93,003 in two separate transactions totaling 5,482,444 shares of common stock.

On January 21, 2004, Reality executed the $150,000 traunch and received net proceeds of $129,400. Reality paid fees and expenses totaling $20,600 related to the debentures. On February 4, 2004 $55,000 of this $150,000 was converted into 3,151,467 shares of common stock. $100,000 of the net $129,400 was paid to I-Element as a condition of the merger, this combined with the $147,500 paid in December and 6,333,000 shares issued to I-Element on December 3, 2003 goes towards fulfilling the $500,000 commitment condition of merger.

On February 3, 2004 the Company issued 42,713,000 shares of common stock for consulting services, legal work and two employment agreements. The value of services will be valued at stock price on date issued. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

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

GENERAL OVERVIEW

Reality was incorporated in the state of Nevada on March 17, 1999. On March 5, 2002 the Company entered into an asset purchase agreement with Reality Networks, Inc. a Delaware corporation. The Company is a service provider of fixed, wireless, high-speed, broadband Internet access to principally residential homes and small businesses. The Company provides this service as an alternative to digital subscriber line ("DSL") or cable Internet access service. The Institute of Electrical and Electronics Engineers ("IEEE") "802.11a" and "802.11b" radio frequencies, on which no license is required for a broadcaster, such as the Company, to broadcast, is the medium by which the Company provides its service. The Company provides its service primarily in geographical areas of northern California where DSL and cable services are not available and intends to expand its service to geographical areas outside of northern California.

Company focus and strategy to raise needed financing has shifted away from acquiring additional capital from investors for a proposed investment through private placement in the equity and equity related securities of the Company started on August 26, 2002. The Company is now actively pursuing a growth strategy managed by their wholly owned subsidiary, Orange Soda, targeting acquisitions possessing assets to compliment current business model, with a solid revenue or customer base. This strategy will be financed through additional shares issued by the Company.

On February 1, 2004 the Company and I-Element (national communications service provider) began exchanging services among their clients and began to provide their joint venture services to current and new business and household customers. Besides leveraging infrastructure assets, Reality Wireless will leverage I-Element's management and billing resources. Intent to merge the Company and I-Element was announced the beginning of August, however until the completion of their merger, the Company will market I-Element's products and services, and I-Element will market and deploy Reality Wireless' fixed wireless solution to its customers. I-Element will also use its resources to strengthen the services offered existing and new Reality Wireless Networks' customers with an eye toward expanding into new territories in the next 18 months.

RESULTS OF OPERATIONS

Retail sales for the three months ended December 31, 2003 and 2002 were $23,830 and $28,827, respectively. The Company was open in two markets at the end of the quarter. Both markets were in Northern California. The Company plans to expand outside of Northern California upon funding.

The Company's cost of sales for the three months ended December 31, 2003 and 2002 were $22,205 and $24,014, respectively. Beginning August 2003, the Company retained Wavepipe Networks, LLC to manage customers and network operations. Wavepipe established new relationships with vendors and pays all invoices for running network out of fees they receive from the Company. Wavepipe is owned by a board member and director of Reality Wireless. On February 1, 2004 Wavepipe turned over day to day operations, including accounting and customer support to I-Element.

Gross margin for the three months ended December 31, 2003 and 2002 was $1,625 and $4,813, respectively.

Engineering and development costs for the three months ended December 31, 2003 and 2002 were $787 and $16,159, respectively. 2003 costs were exclusively depreciation of node head end and bandwidth software. 2002 expenses included IT salaries and approximately $5,000 more of depreciation, as assets were impaired and written down in the quarter ending June 30, 2003..

There were no sales and marketing costs for the three ended December 31, 2003 and 2002 as the Company preserved cash necessary to service current customer base.

General and administrative expenses for the three months ended December 31, 2003 and 2002 were $3,060,176 and $106,162, respectively. $2,500,176 in 2003 is for consulting services paid for through issuance of common stock, this is compared to $0 in the quarter ended December 31, 2002. Legal and accounting expenses associated with the public company SEC filings continue and total $467,620 in the quarter ended December 31, 2003 compared with $26,447 for the same period last year. The remaining expenses for the quarter ended December 31, 2003 include investor relations and bad debt.

Net loss for the three months ended December 31, 2003 and 2002 was $3,080,795 and $142,288, respectively. Interest expense incurred for the first three quarters of 2003 and 2002 was $25,446 and $24,780, respectively accrued primarily for bridge financing received to date.

Liquidity and Capital Resources

At December 31, 2003, the Company had negative working capital of $2.5 million. $1.27 million of this is attributable to bridge financing short-term notes, of which the Company hopes the majority will convert into equity upon funding.

Net cash used in investing activities was $147,500 and $0 for the three months ended December 31, 2003 and 2002, respectively. The $147,500 represents a deposit on the potential merger with I-Element,a privately held corporation. Upon completion of the merger between Reality Wireless and I-Element, Reality Wireless will receive a percentage of common stock in I-Element equivalent to the principal plus interest owed to date divided by value of I-Element as defined by the definitive merger documents, as announced August 1, 2003.

Net cash provided by financing activities was $182,800 and $105,705 for the three months ended December 31, 2003 and 2002, respectively. The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The Company hopes the majority of bridge loans will convert to equity at time of funding.

Critical Accounting Policies

Revenue Recognition

The Company adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue consists primarily of monthly internet access fees, hardware and installation required to establish wireless internet access. Monthly fees are recognized in month service is provided and hardware and installation revenue are recognized when internet access has been established and customer is able to use services.

Impairment

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Accounting for Stock-Based Compensation

         We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company's common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

         In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure--an amendment of Financial Accounting Standards Board Statement No. 123." This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our operations and/or financial position.

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

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief \Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE

Item 2.  Changes in Securities.

For the period ended December 31, 2003, the Company sold the following unregistered securities of the Company pursuant to section 4(2) of the Securities Act of 1933:

The Company issued 1,000,000 shares of restricted common stock to Michael Long, president of Company Reporter, Inc., a Texas corporation ("CR"), to further the business objectives of the Company relative to the dissemination of information to shareholders of the Company and the investment community.

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

On February 4, 2004, Terence Byrne resigned his position as Board Member of the Company. Victor Romero resigned as a Board Member and executive officer of the Company on February 5, 2004. Effective February 5, 2004, Steven Careaga was appointed to the Board of the Company. On February 17, 2004, Steve Careaga was appointed to the position of Chief Executive Officer and Seth Elliot was appointed as a member of the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

------------------------------------- ----------------------------------- -----------------------------------
Exhibit Number                        Title of Document                   Location of Document

------------------------------------- ----------------------------------- -----------------------------------
3                                     Articles of Incorporation           Incorporated by reference to the
                                                                          10-SB Filed on June 15, 1999
------------------------------------- ----------------------------------- -----------------------------------
3.1                                   Bylaws                              Incorporated by reference to the
                                                                          10-SB Filed on June 15, 1999
------------------------------------- ----------------------------------- -----------------------------------
3.2                                   Certificate of Amendment to         Incorporated by reference to the
                                      Articles of Incorporation           10-KSB Filed on April 15, 2002
------------------------------------- ----------------------------------- -----------------------------------
3.3                                   Certificate of Amendment to         Incorporated by reference to the
                                      Articles of Incorporation           8-K Filed on May 3, 2002
------------------------------------- ----------------------------------- -----------------------------------
3.4                                   Certificate of Amendment to         Incorporated by reference to the
                                      Articles of Incorporation           10-QSB filed on August 25,2003
------------------------------------- ----------------------------------- -----------------------------------
31.1                                  Certification by Principal          Attached
                                      Executive Officer
------------------------------------- ----------------------------------- -----------------------------------
31.2                                  Certification by Principal          Attached
                                      Financial Officer
------------------------------------- ----------------------------------- -----------------------------------
32                                    Certification of Principal          Attached
                                      Executive and Financial Officer
                                      pursuant to Section 906 of the
                                      Sarbanes Oxley Act
------------------------------------- ----------------------------------- -----------------------------------

(b) Reports on Form 8-K.

During the period ended December 31, 2003, the Company filed the following reports on Form 8-K:

-------------------------------------------------------------- ------------------------------------------------------------
Date of Event Reported                                         Items Reported
-------------------------------------------------------------- ------------------------------------------------------------
1/23/04                                                        Items 5 and 7
-------------------------------------------------------------- ------------------------------------------------------------
11/17/03                                                       Items 2 and 7
-------------------------------------------------------------- ------------------------------------------------------------
11/12/03                                                       Items 2 and 7
-------------------------------------------------------------- ------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REALITY WIRELESS NETWORKS, INC.


Dated:  February 20, 2004     /s/
                              -------------------------------------------------
                              By: Steve Careaga
                              Its:  Chief Executive Officer, Principal Financial
                              Officer/Acting Chief Financial Officer, Director