Form 10QSB
period 2004-03-31
REALITY WIRELESS NETWORKS  INC
filed 2004-05-24
CIK 1088537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2004
                 Securities and Exchange Commission File Number
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

                              7235 North Creek Loop
                              Gig Harbor, WA 98335
          (Address of principal executive offices, including zip code)

                                 (408) 626-1730
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                              YES  |X}     NO  | |

The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of May 6, 2004, was 426,063,871 issued and 283,401,803 outstanding

                         Reality Wireless Networks, Inc.


                                                                          Page

PART I - Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheet at March 31, 2004
         Consolidated Statements of Operations for the three and
           six months ended March 31, 2004 and 2003
         Consolidated Statements of Cash Flows for the six months
           ended March 31, 2004 and 2003
         Notes to Consolidated Financial Statements

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

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

                         REALTY WIRELESS NETWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                             March 31,
                                                               2004
                                                            (unaudited)
                                                            -----------
        ASSETS

Current assets:
  Cash                                                             $611
                                                            -----------
    Total current assets                                            611

Fixed Assets, less accumulated depreciation of $77,558            7,569
Debt Issuance Cost, net                                          13,047
Note receivable                                                 148,000
Deposit                                                          99,500
Accrued interest receiveable                                      3,949
                                                            -----------
                                                               $272,676
                                                            ===========

        LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
  Accounts payable                                             $580,738
  Accrued payroll                                               195,550
  Accrued payroll taxes                                         218,073
  Accrued interest                                              203,829
  Accrued expenses                                               18,633
  Current portion of notes and capital leases payable         1,155,960
                                                            -----------
   Total current liabilities                                  2,372,783
                                                            -----------

Convertible Debentures                                           95,000

Stockholders deficit:
  Preferred stock, no par value, 100,000,000 shares
   authorized: none issued and outstanding                            0
  Common stock, $.001 par value, 500,000,000 shares
   authorized:  260,697,171 shares issued and
   238,035,103 outstanding                                      238,035
  Common stock receivable                                          (797)
  Common stock issuable (100 shares)                                  -
  Additional paid in capital                                 10,036,224
  Deferred Expense                                           (2,705,092)
  Accumulated deficit                                        (9,763,477)
                                                            -----------
    Total stockholders deficit                              (2,195,107)
                                                            -----------
                                                               $272,676
                                                            ===========



See accompanying summary of accounting policies and notes to financials

           REALITY WIRELESS NETWORKS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited)


                                                           Three months ended                         Six months ended
                                                     -------------------------------           -------------------------------
                                                        March 31,        March 31,                March 31,         March 31,
                                                          2004             2003                     2004               2003
                                                     ------------      ------------            -------------       ------------
Revenue                                                  $ 20,386          $ 30,924                $ 44,216           $ 59,751
Cost of sales                                              20,727            31,896                  42,932             55,910
                                                     ------------      ------------            -------------       ------------

Gross margin                                                 (341)             (972)                  1,284              3,841

Engineering and development                                   787            19,623                   1,574             35,782
Selling and marketing expenses                                  -                 -                       -                  -
General and administrative                              2,111,042           522,148               3,162,984            628,310
                                                     ------------      ------------            -------------       ------------
                                                        2,111,829           541,771               3,164,558            664,092
                                                     ------------      ------------            -------------       ------------

Loss from operations                                   (2,112,170)         (542,743)             (3,163,274)          (660,251)

Other income (expense):
Gain on sale of asset                                           -                 -                   3,989                  -
Settlement Loss                                           (31,785)                -                 (31,785)
Interest income                                             3,949                 -                   3,949                  -
Interest expense                                         (211,708)          (25,480)               (237,154)           (50,260)
                                                     ------------      ------------            -------------       ------------
                                                         (239,544)          (25,480)               (261,001)           (50,260)
                                                     ------------      ------------            -------------       ------------
Income (Loss)                                        $ (2,351,714)       $ (568,223)           $ (3,424,275)        $ (710,511)
                                                     ------------      ------------            -------------       ------------
Basic and diluted loss per common share                   $ (0.01)          $ (0.08)                $ (0.03)           $ (0.10)
                                                     ============      ============            =============       ============
Weighted Average Shares                               166,546,632         6,979,563             102,828,611          6,979,563
                                                     ============      ============            =============       ============



See accompanying summary of accounting policies and notes to financials

                        REALITY WIRELESS NETWORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               For the six months ended March 31,

                                                                    2004                 2003
                                                                    ----                 ----
Cash flows from operating activities:
  Net loss                                                       (3,424,274)            (710,511)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                     1,573               11,558
    Beneficial conversion expense                                   177,795                    -
    Common stock issued for services                              3,146,858              343,200
    Loss on debt settlement                                          31,785                    -
    Company expenses paid by Directors                               79,753                    -
  Changes in operating assets and liabilities
    Accounts receivable                                                   -              (13,317)
    Inventory                                                             -                3,839
    Prepaids and other current assets                               (13,047)             (46,668)
    Accounts payable                                                (88,761)              29,305
    Accrued expenses                                                 61,481              143,294
                                                                ------------           ----------
        Net cash used in operating activities                       (26,837)            (239,300)
                                                                ------------           ----------

Cash flows from investing activities:
  Loan disbursement on note receivable                             (148,000)                   -
  Disbursement of deposit                                           (99,500)                   -
  Proceeds from sale of assets                                            -               (2,195)
                                                                ------------           ----------
        Net cash used in investing activities                      (247,500)              (2,195)
                                                                ------------           ----------

Cash flows from financing activities:
  Stock issued for cash
  Proceeds from issuance of debt                                    350,000              261,000
  Principal payments notes payable and capital leases               (77,200)              (6,408)
                                                                ------------           ----------
        Net cash provided by financing activities                   272,800              254,592
                                                                ------------           ----------

Net increase in cash and cash equivalents                            (1,537)              13,097
Cash and cash equivalents at beginning of period                      2,148                3,400
                                                                ------------           ----------
Cash and cash equivalents at end of period                              611               16,497
                                                                ============           ==========

Cash paid for:
  Interest                                                                -                    -





See accompanying summary of accounting policies and notes to financials

                            REALITY WIRELESS NETWORKS
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of Reality Wireless Networks, Inc. ("Reality") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended September 30, 2003.. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year end September 30, 2003 as reported in the 10-KSB have been omitted.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the revenues stream of the
Company: Revenues are recognized pro-rata over the service period. A customer's credit card is charged at the first of the month and revenue is earned by the end of the month. Therefore, no deferred revenue is recorded as of month end.

Note 2 - Going Concern

The financial statements have been prepared assuming that Reality will continue as a going concern. Reality has a significant accumulated deficit and working capital deficiency at March 31, 2004 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Reality's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Reality be unable to continue as a going concern.

The continued support of Reality's creditors, lenders and shareholders is required in order for Reality to continue as a going concern. Management's plans to support Reality's operations include borrowing additional funds and raising additional capital. Reality currently has certain amounts available under a convertible debenture agreement (see Note 4). Reality's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.


Note 3 - Note Receivables, Advances and Commitments


In December 2003, Reality issued IElement (an affiliate of the "acquiree"-see below) 6,333,000 shares valued at $189,990 for consulting services (see Note 5). IElement is assisting in running day to day operations; including accounting, customer support, and troubleshooting network and service issues.

A July 18, 2003 non-binding letter of intent with a potential merger candidate, Integrated Communications Consultants Corporation (the "Acquiree"), contains a binding clause committing the Company to provide $500,000 of bridge financing to the Acquiree as follows: (a) $150,000 upon earlier of July 31, 2003 or public announcement of the proposed merger and (b) $350,000 no later than August 15, 2003. The bridge loans are to be evidenced by promissory notes. If within 90 days the merger occurred, the notes would have been cancelled. If within 90 days the merger has not occurred then the notes become due and payable with a 36-month term amortization at a rate of prime plus 3% less any legal costs incurred by the Acquire. As of March 31, 2004 the merger had not been consummated and the Company has advanced $247,500 of which $148,000 is evidenced by a promissory note. ($147,500 was funded in October 2003 and $100,000 was funded in January 2004) These amounts are reflected as notes receivable of $148,000 and deposit of $99,500 in the accompanying balance sheet. In addition accrued interest receivable calculated at 5% totalling $3,949 has been recorded. The Company is committed for any additional $252,500 of bridge financing at March 31, 2004. As of March 31, 2004, Reality has not provided all of $350,000 due on August 15, 2003

Note 4 - Debt

Convertible Debentures

On October 28, 2003, the Company entered into an Agreement and Plan of Merger with Orange Soda, Inc. (a Delaware corporation). This merger is in effect a financing transaction and accounted for as a recapitalization. No accounting entry was made due to the fractional amount to be posted based on 100 shares of the Company to be issued to the shareholders of Orange Soda. Per the acquisition agreement which is considered to have been closed by the parties to the agreement, 100 shares are issuable to Orange Soda. Pursuant to agreement, Reality Wireless also assumed, jointly and severally with Orange Soda, all of the obligations and responsibilities of Orange Soda in connection with five 1% convertible debentures in the maximum aggregate face amount of $1,000,000 that would mature October 2008, if executed. The Debentures are to be funded in five traunches as follows: $194,000, $150,000, $300,000, $350,000 and $6,000. The
$300,000 traunch was amended in April 2004 to three lesser traunches of $140,000, $100,000 and $60,000. In order to execute any debenture Reality is required to issue common stock to an escrow account with a minimum number of shares in escrow at any point in time equal to 200% of the full conversion shares. Debentures, once issued, are convertible immediately.

The $194,000 and $6,000 debenutures were executed and funds, net of debt issue cost of $32,500 were received in November 2003. An interest expense of $27,796 was recognized immediately for the imbedded beneficial conversion feature. As of March 31, 2004 all of these $200,000 of debenutures had been converted to common stock and the debt issue costs of $32,500 were charged to operations. On January 21, 2004, Reality executed the $150,000 traunch and received net proceeds of $129,400. An interest expense of $150,000 was recognized immediately for the imbedded beneficial conversion feature. Reality paid fees and expenses totaling $20,600 related to the debentures. These fees are capitalized and amortized over the debt term or proportionally as the debenture is converted to stock. At March 31, 2004 $95,000 remained left to be converted and $13,047 of debt issuance cost to be amortized. This debenture matures October 27, 2008 and accrues interest at 1% per annum, however in the event of default interest will accrued at 15% retroactive to date of issuance. Conversion price will be the lesser of 150% of fixed conversion price or 100% of the average of the three lowest closing bid prices during the forty trading days immediately preceding conversion.

Reality issued 41,000,000 shares to an escrow account related to this agreement. As of March 31, 2004, $255,000 had been converted into 18,337,932 shares of common stock, leaving 22,662,068 shares held in escrow. The shares held in escrow at March 31, 2004 are considered issued but not outstanding and therefore not included in the computation of loss per share..

If, any of the debentures are outstanding and Reality is funded an amount equal to or exceeding $5,000,000, Reality is required to pay an amount equal to 150% of the then outstanding Debentures.

Settled Notes Payable

In February 2004, four notes payable totaling $75,000 with related accrued interest of $11,882, were settled with the issuance of 5,933,333 common stock shares with a fair market value at the date of issuance of $.02/share. The issuance of shares and settlement of debt resulted in an additional settlement loss expense of $31,785.

In January and February 2004, ,$40,000 and $10,000 were paid, respectively, to a single note holder to settle entire amount owed.

Notes Payable

Of the outstanding $1,106,174 in notes payable; $657,354 are, upon an equity funding, as stipulated in the notes, convertible at holder option, and the remaining $448,820 are automatically converted.


Note 5 -Common Stock

On October 8, 2003 14,820,000 shares of common stock were issued for consulting services and legal work. The value of the stock on that date for these shares was at $.08/share or $1,185,600, of which $160,000 was expensed for legal work and $793,600 was expensed year to date for consulting services. The remaining $232,000 is deferred on the balance sheet as a contra-equity. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On October 23, 2003 1,000,000 shares of common stock were issued for consulting services. The value of the stock on that date for these services was at $.06/share or $60,000, of which to date $25,000 has been expensed to consulting services. The remaining $35,000 is deferred on the balance sheet as a contra-equity.

On December 3, 2003 45,333,000 shares of common stock were issued for consulting services and legal work. The value of the stock on that date for these shares was at $.04/share or $1,813,320 of which $400,000 was expensed for legal work and $555,547 was expensed to date for consulting services. The remaining $857,773 is deferred on the balance sheet as a contra-equity. These shares are registered pursuant to the Company's Registration Statement on Form S-8. Included in the 45,333,000 were 12,000,000 shares valued at $270,000 issued to the President of IElement for consulting services.

On December 9, 2003 2,000,000 shares of common stock were issued for consulting services. The value of the stock on that date for these services was at $.03/share or $60,000, of which $20,000 to date has been expensed to consulting services. The remaining $40,000 is deferred on the balance sheet as a contra-equity.

On February 5, 2004, 42,713,000 shares of common stock were issued for consulting services, employment agreements and legal work. The value of the stock, based on the quoted trading price on date of grant which was $.02-$.03, was $1,190,530 in total of which $80,000 was expensed for legal work and $421,045 was expensed for consulting and employment services. The remaining $769,485 is on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On February 5, 2004, 8,375,000 treasury section 144 shares were issued for consulting services, valued at grant date at $.02/share and totaling $167,500. Entire amount was expensed.

On February 5 and 24, 2004, 5,933,333 shares of treasury section 144 were issued as settlement of outstanding note payable. See "Settled Notes Payable" in Note 4 for more detail.

On March 17, 2004, 47,500,000 shares of common stock were issued for consulting services and employment agreements. The value of the stock, based on the price on date of grant which was $.02-$.03/share, was $1,375,000 in total of which $604,167 was expensed for consulting and employment services. The remaining $770,833 is deferred on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

Note 6 - Related Party Transactions

Beginning August 2003, all receivables were processed and collected by a company owned by a then director and stockholder of Reality. All proceeds from revenues generated were received by this related company and were used to cover the expenses associated with the cost of revenue and administrative functions performed by the related party. The amounts billed in current fiscal year were $6,710, $6,650, $7,410 and $7,463 for October 2003 through January 2004, respectively. Effective February 1, 2004, IElement took over from related party the services provided to Company, under the same billing and fee arrangement.

Note 7 - Concentration

The Company has one party, IElement, who is responsible for not only all network and customer maintenance but also all customer billing. IElement is a potential acquiree, but inherent risks are involved when core company functions are controlled by one entity. In addition, all current financing is coming through one party. As the Company is not yet operating with in a positive cash flow, financing is critical to the success of the Company, and all financing is currently concentrated under debenture agreement described in Note 4.

Note 8 - Subsequent Events

On April 21, 2004, the Company issued 43,000,000 shares of common stock for consulting services and legal work. The value of services will be valued at stock price on date granted and recognized over the services period. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On April 21, 2004, the Company issued 2,366,700 treasury section 144 shares as settlement in full of an outstanding $20,000 note payable plus accrued interest.

On May 6, 2004, 120,000,000 additional shares were added to escrow for conversion of future debentures as described in above Note 4 under "Convertible Debentures."

On May 13, 2004, Reality executed the $200,000 traunch ($300,000 traunch was amended into three new notes of $160,000, $100,000 and $40,000) and received net proceeds of $172,300. Reality paid fees and expenses totaling $27,700 related to the debentures. Immediately $9,066 of this $200,000 was converted into 9,066,248 common shares.

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

Company focus and strategy to raise needed financing has shifted away from acquiring additional capital from investors for a proposed investment through private placement in the equity and equity related securities of the Company started on August 26, 2002. The Company is now actively pursuing a growth strategy targeting acquisitions possessing assets to compliment current business model, with a solid revenue or customer base. This strategy will be financed through additional shares issued by the Company. As of March 31, 2004, $350,000 had been raised through convertible debentures and all but $95,000 had been converted into 18,337,932 shares of common stock. On May 13, 2004, the $200,000 traunch was received, increasing cash, net of $27,700 in fee, increasing convertible debenture liability and debt issuance cost prepaid for the amount of fees. $9,066 of this was immediately converted into 9,066,248 common stock shares.

On February 1, 2004 the Company and IElement (privately held national communications service provider) began exchanging services among their clients and began to provide their joint venture services to current and new business and household customers. Besides leveraging infrastructure assets, Reality Wireless began to leverage IElement's management and billing resources.

IElement is a subsidiary of Integrated Communications Consulants Internet ("ICCI") with whom Reality Wireless entered into a non-binding letter of intent to merge announced the beginning of August 2003. ICCI and IElement are used throughout 10QSB interchangeably; ICCI is the parent company with whom LOI is signed and promissory note referred to in LOI (see Note 3 to the financials) is executed with IElement. Until the completion of their merger, the Company will market IElement's products and services, and IElement will market and deploy Reality Wireless' fixed wireless solution to its customers. IElement will also use its resources to strengthen the services offered existing and new Reality Wireless Networks' customers with an eye toward expanding into new territories in the next 18 months. As of March 31, 2004 the Company is in default per the binding clause of the letter of intent for Reality to provide to IElement
$500,000 on or before August 15, 2003. IElement as of March 31, 2004 had received $247,500 of the $500,000.

RESULTS OF OPERATIONS

Retail sales for the three months ended March 31, 2004 and 2003 were $20,385 and $30,924, respectively. Retail sales for the six months ended March 31, 2004 and 2003 were $44,216 and $59,751, respectively. The majority of the difference in revenue from prior year to current year is in the monthly service fee, as there has been a decline in the number of customers from prior year. IElement is currently providing not only billing services and network maintenance, but consulting on improving and stabilizing network to prepare for attracting new customers. The Company was open in two markets at the end of the quarter. Both markets were in Northern California. The Company plans to expand outside of Northern California upon funding.

The Company's cost of sales for the three months ended March 31, 2004 and 2003 were $20,727 and $31,896, respectively and for the six months ended March 31, 2004 and 2003 were $42,932 and $55,910. All cost of sales in this fiscal year have been invoiced to Reality by Wavepipe and now, IElement for the same amount as monthly customer billing revenue received. Beginning August 2003, the Company retained Wavepipe Networks, LLC, a related party, to manage customers and network operations. Wavepipe established new relationships with vendors and pays all invoices for running network out of fees they receive from the Company. Wavepipe is owned by a former board member and director of Reality Wireless. On February 1, 2004 Wavepipe turned over day to day operations, including accounting and customer support to IElement. The cost of sales charged does not cover actual expenses incurred by IElement, however, IElement has agreed to perform services at a loss to them for 12 months.

Gross margin for the three months ended March 31, 2004 and 2003 was ($341) and ($972), respectively and for the six months ended March 31, 2004 and 2003 was $1,284 and $3,841. Until the merger with IElement is executed, gross margin will be close to $0, as cost of sales is being billed to the Company by 3rd party service provider, IElement, for the same amount as IElement collects on monthly revenue billed, as they are 3rd party billing provider as well.

Engineering and development costs for the three months ended March 31, 2004 and 2003 were $787 and $19,623, respectively and for the six months ended March 31, 2004 and 2003 were $1,574 and $35,782, respectively. 2004 costs were exclusively depreciation of node head end and bandwidth software. 2003 expenses included IT salaries and approximately $10,000 more of depreciation, as assets were impaired and written down in the quarter ending June 30, 2003.

There were no sales and marketing costs for the three and six months ended March 31, 2004 and 2003, as the Company preserved cash necessary to service current customer base.

General and administrative expenses for the three months ended March 31, 2004 and 2003 were $2,111,042 and $522,149, respectively. 98,588,000 shares valued at $2,733,030, fair market value on grant date of $.02-$.03/share, were issued in the three months ended March 31, 2004 of which as of March 31, 2004 $1,192,712 has been expensed and the remaining $1,540,318 will be expensed over life of contracts and is recorded on balance sheet as a contra-equity. In addition, an expense of $843,460 was recorded on stock issued in prior quarters and earned in current quarter. The prior year consulting expenses recorded on issuance of stock totaled $343,200.

General and administrative expenses for the six months ended March 31, 2004 and 2003 were $3,162,984 and $628,311. Consulting, legal and employment expense from contracts paid with common stock was $3,146,853 for the six months ended March 31, 2004 and $343,200 for the six months ended March 31, 2003.

Interest expense for the three months ended March 31, 2004 and 2003 was $211,708 and $25,480, respectively. Current year expense included $177,796 for beneficial conversion recognition on the $200,000 and $150,000 convertible debentures issued in November 2003 and January 2004, respectively. It also included $9,594 accrual for interest on outstanding payroll taxes. The remaining $24,318 was accrual of interest on outstanding notes payable. For the three months ended March 31, 2003 the majority was accrued interest on outstanding notes payable.

Interest expense for the six months ended March 31, 2004 and 2003 was $237,154 and $50,260. The difference was the items listed above in explanation of three month interest expense at March 31, 2004 and 2003.

Settlement loss for the three (and six months) ended March 31, 2004 and 2003 was $31,785 and $0, respectively. $31,785 was recorded in February 2004 as four outstanding notes payable were settled in full for the issuance of 5,933,333 common stock shares valued at $.02/share. The difference between the outstanding note plus accrued interest and fair market value of shares at date of grant was posted to Other Expense account, "Settlement Expense."

Net loss for the three months ended March 31, 2004 and 2003 was $2,351,714 and $568,223, respectively. Net loss for the six months ended March 31, 2004 and 2003 was $3,424,275 and $710,511.

Liquidity and Capital Resources

At March 31, 2004, the Company had negative working capital of $2.4 million. $1.16 million of this is attributable to bridge financing short-term notes, of which the Company hopes the majority will convert into equity upon funding.

Net cash used in investing activities was $247,500 and $2,195 for the six months ended March 31, 2004 and 2003, respectively. The $247,500 represents a note receivable and deposit from IElement, a privately held corporation, in conjunction with potential merger. Upon completion of the merger between Reality Wireless and IElement, Reality Wireless will receive a percentage of common stock in IElement equivalent to the principal plus interest owed to date divided by value of IElement as defined by the definitive merger documents, as announced August 1, 2003.

Net cash provided by financing activities was $272,800 and $254,592 for the six months ended March 31, 2004 and 2003, respectively. The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The Company hopes the majority of bridge loans will convert to equity at time of funding.

Critical Accounting Policies

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the revenues stream of the
Company: Revenues are recognized pro-rata over the service period. A customer's credit card is charged at the first of the month and revenue is earned by the end of the month. Therefore, no deferred revenue is recorded as of month end.

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

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure-- an amendment of Financial Accounting Standards Board Statement No. 123." This

Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our operations and/or financial position.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

On April 22, 2004, counsel to Reality received Notices of Hearing and Amended Complaints from the State of California, Department of Industrial Relations, Division of Labor Standards Enforcement, for State Case Number 12-54419 JM, in which Ms. Chun-Lan Lin ("Ms. Lin") claims that Reality owes (1) unpaid wages in the amount of $2,646.00, (2) unpaid commissions in the amount of $1,000.00, and
(3) additional wages accrued as a penalty of $144.00 per day for "an indeterminate number of days not to exceed thirty days" (the "Lin Penalty").

On April 22, 2004, counsel to Reality received Notices of Hearing and Amended Complaints from the State of California, Department of Industrial Relations, Division of Labor Standards Enforcement, for State Case Number 12-54065 JM, in which, Mr. William J. Paul ("Mr. Paul") claims that Reality owes (1) unpaid wages in the amount of $2,308.00, (2) unpaid reimbursable business expenses of $100.00, and (3) additional wages accrued as a penalty of $230.77 per day for "an indeterminate number of days not to exceed thirty days" (the "Paul Penalty"). The Lin Penalty and the Paul Penalty shall hereafter be referred to collectively as the "Penalties").

Not including the Penalties, the total claims of Ms. Lin equal $3,646.00, and the total claims of Mr. Paul equal $2,408.00, for a total claim of $6,054.00. Reality has proposed a settlement with the State of California, Department of Industrial Relations, Division of Labor Standards Enforcement and Ms. Lin and Mr. Paul. The parties are currently involved in negotiations and both Ms. Lin and Mr. Paul have verbally agreed to accept $3,646.00 and $2,408.00, respectfully, in full settlement of the employment issued described herein.

Reality anticipates an imminent settlement with respect to two (2) unpaid wage claims brought against the Company by Ms. Lin and Mr. Paul. If Reality is unable to reach a settlement with either Ms. Lin or Mr. Paul and said unpaid labor claims proceed to the scheduled hearing before the California Labor Commissioner on June 7, 2004, Reality may have a final judgment entered against it for the full amounts, including penalties, owing each Claimant.

Item 2.    Changes in Securities.

For the period ended March 31, 2004, the Company sold the following securities of the Company that were not registered:

On or around January 27, 2004, the Registrant issued (i) 4,375,000 shares of its common stock to Richard Scardigli pursuant to 4(2) of the Securities Act of 1933 in connection with the $175,000 debt owed to Mr. Scardigli and the full settlement thereof, (ii) 1,020,000 shares of its common stock to Ron Straight pursuant to 4(2) of the Securities Act of 1933 in connection with the $10,000 debt owed to Mr. Straight and the full settlement thereof, (iii) 1,020,000 shares of its common stock to Bob Madia pursuant to 4(2) of the Securities Act of 1933 in connection with the $10,000 debt owed to Mr. Madia and the full settlement thereof.

On or around April 30, 2004, the Registrant issued 2,366,700 shares of its common stock to the Kassouf Family Trust pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 in connection the settlement of a dispute regarding a convertible promissory note executed by RWNT, as maker, in the aggregate amount of $20,000 dated May 31, 2002 and a Preferred Stock and Warrant Purchase Agreement with RWNT dated June 20, 2002.

On October 1, 2003, the Company entered into agreements to secure certain financing for the Company: (i) Agreement and Plan of Merger, (ii) Convertible Debenture Purchase Agreement, and (iii) 1% Convertible Debentures in the aggregate amount of Nine Hundred Ninety Four Thousand Dollars ($994,000).

The Registrant chose to amend the Agreements to provide for the issuance of an additional 120,000,000 shares to HEM Mutual Assurance, LLC and to secure additional financing for the Company (the "Amendments"). Copies of the Amendments have been made exhibits to this 10-QSB (See Exhibits 10.8, 10.9, and 10.10). The securities were issued pursuant to the exemption provided by section 3(a)(9) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

NONE

Item 5.    Other Information.

The following actions were taken by the Board of Directors of the Registrant (the "Board") during the period ended March 31, 2004. Where agreements are referenced, those agreements have either been made exhibits to this 10-QSB or have been incorporated herein by reference.

On March 15, 2004, the Registrant entered into Employment Agreement with Steve Careaga for a term of one year and pursuant to which Careaga was issued 5,000,000 shares of common stock and may be issued additional shares of common stock from time to time in consideration of his services required as CEO.

On or around March 5, 2004, the Board approved amendments to Orange Soda Agreements to provide for the issuance of an additional 120,000,000 shares to HEM Mutual Assurance, LLC and to secure additional financing for the Company. Further, the Board authorized the Registrant to enter into a Settlement and Release Agreement with Merrill Communications, Inc., pursuant to which the Registrant received a full settlement and release from Merrill in connection with an alleged debt of $14,079 in exchange for payment to Merrill as follows:
One Thousand Dollars ($1,000) paid to Merrill on or before the 25th day of each month for six (6) months, with the first payment being made on March 25, 2004, and the final payment being made on August 25, 2004.

On or around April 29, 2004, the Board accepted resignation of Malone & Bailey as auditor of the Registrant and engaged Salberg & Co. as its new auditor.

On or around February 14, 2004, Brent Haines resigned his position as Board Member and executive officer of the Company. On February 17, 2004, Victor Romero resigned from the Board and the Registrant appointment of Steve Careaga as CEO of the Registrant. On or around February 5, 2004, Terry Byrne resigned from the Board and Steve Careaga was appointed to the Board.

On or around January 27, 2004, the Registrant (i) hired Moshe Vidal ("Vidal") as VP of Wireless Business Development (the "Vidal Agreement"). The Vidal Agreement is for a term of one year, and calls for Vidal to be issued 2, 500,000 shares of common stock of the Company $75,000 for the term of the agreement, (ii) executed a Settlement and Release Agreement with Richard Scardigli pursuant to which Scardigli agreed to release the Registrant and settle all disputes arising out of a $175,000 loan in exchange for the Registrants employment of Scardigli and 3,000,000 shares of common stock, (iii) executed a Settlement and Release
Agreement with Bob Madia pursuant to which Madia agreed to release the Registrant and settle all disputes arising out of a $10,000 loan in exchange for the Registrants issuance to Madia of 1,020,000 shares of common stock, (iv) executed a Settlement and Release Agreement with Ron Straight pursuant to which Straight agreed to release the Registrant and settle all disputes arising out of a $10,000 loan in exchange for the Registrants issuance to Straight of 1,020,000 shares of common stock, and (v) executed a one year Investment Banking and Financial Advisory Agreement with Sunrise Securities Corp., pursuant to which Sunrise has agreed to render financial and other general advice to the Company as an investment banker including without limitation advice relating to capital structure, enhancing shareholder value and allocation of corporate assets, as well as advice with respect to transactions and non-exclusive advisor with respect to financings.

In addition, Sunrise shall assist the Company with respect to the Company's advance planning for responding to (i) indications of interest from third parties seeking to acquire all or a substantial part of the Company's stock or assets by any means, including, without limitation, a tender or exchange offer or other offer, and/or (ii) a proxy contest, consent solicitation or other similar transaction relating to control and/or governance of the Company. Sunrise's services shall include assistance with consideration of a shareholder rights plan and implementation if it is determined to adopt such a plan. The Registrant has agreed to compensate Sunrise as follows:

Upon the execution of the agreement the Company shall issue to Sunrise and/or its designees, warrants to purchase 5,000,000 shares of the Company's Common Stock as follows: (i) exercise price shall be 150% of the market price as of the date of execution of this Agreement; and (ii) exercise period shall be not earlier than one year from the date of issuance, the warrants shall be 7 years in duration (the "Retainer Fee"). The terms and conditions of the warrants shall be set forth more fully in a separate warrant agreement to be executed by Sunrise and the Company. Additionally the Company shall pay a cash retainer fee of $25,000.00 This Retainer Fee shall be non-refundable.

At the first closing of each transaction, a cash fee equal to 10% of the first $10,000,000 in consideration, 7% of the consideration between $10,000,001 and $20,000,000 and 3% of the Aggregate Consideration thereafter (as defined below) of such Transaction ("Transaction Fees").

Upon the closing of each successive financing, a cash fee equal to the greater of (i) one-hundred thousand ($100,000), and (ii) the sum of ten percent (10%) of all secured debt funds raised, plus ten (10%) of all unsecured debt funds raised, plus ten percent (13%) of all equity funds raised in the private markets (the "Financing Fee"). In addition, the Company shall issue to Sunrise warrants (the "Warrants") to purchase such number of shares of the common stock of the Company equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by Investors (after giving effect to any increase in shares under a ratchet or similar provision pursuant to which the number of shares initially purchased is subsequently increased) on the same terms and conditions. The Warrants shall be purchased for a nominal sum and shall be exercisable for a period of five years from the date of Closing with an exercise price per share equal to the effective per share price paid by the Investors for the Securities. The terms of the Warrants shall be set forth in one or more agreements (the "Warrant Agreements") in form and substance reasonably satisfactory to Sunrise and the Company.

On or around January 13, 2004, the Registrant accepted the resignation of Rick Ramirez from the Board.

Item 6.    Exhibits and Reports on Form 8-K.

(a)        Exhibits.

--------------------------------- ---------------------------------------------- ----------------------------------------------
Exhibit Number                    Title of Document                              Location of Document
--------------------------------- ---------------------------------------------- ----------------------------------------------
3                                 Articles of Incorporation                      Incorporated by reference to the 10-SB Filed
                                                                                 on June 15, 1999
--------------------------------- ---------------------------------------------- ----------------------------------------------
3.1                               Bylaws                                         Incorporated by reference to the 10-SB Filed
                                                                                 on June 15, 1999
--------------------------------- ---------------------------------------------- ----------------------------------------------
3.2                               Certificate of Amendment to Articles of        Incorporated by reference to the 10-KSB
                                  Incorporation                                  Filed on April 15, 2002
--------------------------------- ---------------------------------------------- ----------------------------------------------
3.3                               Certificate of Amendment to Articles of        Incorporated by reference to the 8-K Filed
                                  Incorporation                                  on May 3, 2002
--------------------------------- ---------------------------------------------- ----------------------------------------------
3.4                               Certificate of Amendment to Articles of        Incorporated by reference to the 10-QSB
                                  Incorporation                                  filed on August 25,2003
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.1                              Employment Agreement for Moshe Vidal           Attached
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.2                              Settlement and Release Agreement with          Attached
                                  Richard Scardigli
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.3                              Sunrise Securities Corp. Investment Banking    Attached
                                  and Financial Advisory Agreement
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.4                              Settlement and Release Agreement with Bob      Attached
                                  Madia
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.5                              Settlement and Release Agreement with Ron      Attached
                                  Straight
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.6                              Employment Agreement with Steve Careaga        Incorporated by reference to the Form S-8
                                                                                 filed on March 17, 2004
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.7                              Settlement and Release Agreement with the      Attached
                                  Kassouf Family Trust
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.8                              Amendments to Promissory Notes with HEM        Attached
                                  Mutual Assurance LLC
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.9                              Amendment to Convertible Debenture Purchase    Attached
                                  Agreement by and between Orange Soda, Inc.,
                                  and HEM Mutual Assurance LLC
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.10                             Amended Convertible Debentures with HEM        Attached
                                  Mutual Assurance LLC
--------------------------------- ---------------------------------------------- ----------------------------------------------
10.11                             Settlement and Release Agreement with          Attached
                                  Merrill Communications, Inc.
--------------------------------- ---------------------------------------------- ----------------------------------------------
31.1                              Certification by Principal Executive Officer   Attached
--------------------------------- ---------------------------------------------- ----------------------------------------------
31.2                              Certification by Principal Financial Officer   Attached
--------------------------------- ---------------------------------------------- ----------------------------------------------
32                                Certification Pursuant to 906                  Attached
--------------------------------- ---------------------------------------------- ----------------------------------------------

(b)        Reports on Form 8-K.

During the period ended March 31, 2004, the Company filed the following reports on Form 8-K:

--------------------------------- ------------------------------------
Date of Event Reported            Items Reported
--------------------------------- ------------------------------------
1/23/04                           Items 5 and 7
--------------------------------- ------------------------------------
4/26/04                           Items 4 and 7
--------------------------------- ------------------------------------
5/10/04                           Items 4 and 7
--------------------------------- ------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REALITY WIRELESS NETWORKS, INC.


Dated:  May 24, 2004          /s/
                              --------------------------------------------------
                              By: Steve Careaga
                              Its:  Chief Executive Officer, Principal Financial
                              Officer/Acting Chief Financial Officer, Director