Form 10QSB
period 2004-06-30
REALITY WIRELESS NETWORKS  INC
filed 2004-08-23
CIK 1088537

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

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

                                            YES  X        NO  ___

  The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of August 13, 2004, was 499,792,931 issued and 423,959,828 outstanding

================================================================================

                         REALITY WIRELESS NETWORKS, INC.


                                                                            PAGE

PART I - Financial Information                                                 2

Item 1.  Financial Statements:

         Consolidated Balance Sheet at June 30, 2004 (unaudited)               3
         Consolidated Statements of Operations for the three and nine
          months ended June 30, 2004 and 2003 (unaudited)                      4
         Consolidated Statements of Cash Flows for the nine months ended
           June 30, 2004 and 2003 (unaudited)                                  5
         Notes to Consolidated Financial Statements (unaudited)             6-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                               11

Item 3.  Controls and Procedures                                              14

PART II - Other Information                                                   15

Item 1.  Legal Proceedings.                                                   16

Item 2.  Changes in Securities.                                               16

Item 3.  Defaults Upon Senior Securities.                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K.

Signatures                                                                    18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

                         REALITY WIRELESS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30,
                                                                       2004
                                                                    (UNAUDITED)
                                                                   ------------
                                     ASSETS
Current assets:
  Cash                                                             $          0
                                                                   ------------
    Total current assets                                                      0

Fixed Assets, less accumulated depreciation of $78,345                    6,782
Debt Issuance Cost, net                                                  19,390
Note receivable                                                         320,300
Deposit                                                                  99,500
Accrued interest receiveable                                              7,035
                                                                   ------------
                                                                   $    453,007
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $    534,863
  Accrued payroll                                                       195,550
  Accrued payroll taxes                                                 225,906
  Accrued interest                                                      210,270
  Accrued expenses                                                       18,633
  Current portion of notes and capital leases payable                 1,249,328
                                                                   ------------
    Total current liabilities                                         2,434,550
                                                                   ------------

Convertible Debentures                                                  140,000

Stockholders' deficit:
  Preferred stock, no par value, 100,000,000 shares
    authorized: none issued and outstanding                                   0
  Common stock, $.001 par value, 500,000,000 shares
    authorized: 499,792,931 shares issued and
    423,959,828 outstanding                                             423,960
  Common stock receivable                                                  (797)
  Common stock issuable (100 shares)                                         --
  Additional paid in capital                                         11,594,638
  Deferred Expense                                                   (1,704,472)
  Accumulated deficit                                               (12,434,872)
                                                                   ------------
    Total stockholders' deficit                                      (2,121,543)
                                                                   ------------
                                                                   $    453,007
                                                                   ============


See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                            --------------------------------      --------------------------------
                                            JUNE 30, 2004      JUNE 30, 2003      JUNE 30, 2004      JUNE 30, 2003
                                            -------------      -------------      -------------      -------------
Revenue                                     $      12,296      $      34,948      $      56,512      $      94,699
Cost of sales                                      12,296             24,646             55,228             80,556
                                            -------------      -------------      -------------      -------------

Gross margin                                           --             10,302              1,284             14,143

Engineering and development                           787             12,261              2,360             48,043
Selling and marketing expenses                         --                 --                 --                 --
General and administrative                      2,452,043            883,035          5,615,028          1,511,345
                                            -------------      -------------      -------------      -------------
                                                2,452,830            895,296          5,617,388          1,559,388
                                            -------------      -------------      -------------      -------------

Loss from operations                           (2,452,830)          (884,994)        (5,616,104)        (1,545,245)

Other income (expense):
Gain on sale of asset                                  --                 --              3,989                 --
Settlement Loss                                   (23,667)                --            (55,452)                --
Interest income                                     3,085                 --              7,035                 --
Interest expense                                 (197,983)           (25,902)          (435,137)           (76,162)
                                            -------------      -------------      -------------      -------------
                                                 (218,565)           (25,902)          (479,565)           (76,162)
                                            -------------      -------------      -------------      -------------

Income (Loss)                               $  (2,671,395)     $    (910,896)     $  (6,095,669)     $  (1,621,407)
                                            =============      =============      =============      =============

Basic and diluted loss per common share     $       (0.01)     $       (0.08)     $       (0.03)     $       (0.14)
                                            =============      =============      =============      =============

Weighted Average Shares                       294,572,005         11,834,504        188,729,100         11,834,504
                                            =============      =============      =============      =============


See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      FOR THE NINE MONTHS ENDED JUNE 30,
                                                            2004            2003
                                                         ----------     ----------
Cash flows from operating activities:
  Net loss                                               (6,095,669)    (1,621,407)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                             2,360         17,416
    Beneficial conversion expense                           348,278             --
    Common stock issued for services                      5,307,896      1,174,500
    Loss on debt settlement                                  55,451             --
    Company expenses paid by Directors                       78,266             --
  Changes in operating assets and liabilities
    Accounts receivable                                          --          4,399
    Inventory                                                    --          6,747
    Prepaids and other current assets                       (19,390)       (26,667)
    Accounts payable                                        101,992         13,205
    Accrued expenses                                         88,932        171,861
                                                         ----------     ----------
        Net cash used in operating activities              (131,884)      (259,946)
                                                         ----------     ----------

Cash flows from investing activities:
  Loan disbursement on note receivable                     (320,300)            --
  Disbursement of deposit                                   (99,500)
  Proceeds from sale of assets                                   --         (2,195)
                                                         ----------     ----------
        Net cash used in investing activities              (419,800)        (2,195)
                                                         ----------     ----------

Cash flows from financing activities:
  Stock issued for cash

  Proceeds from issuance of debt                            550,000        261,000
  Proceeds from capital infusion from directors              50,000             --
  Principal payments notes payable and capital leases       (50,464)        (2,152)
                                                         ----------     ----------
        Net cash provided by financing activities           549,536        258,848
                                                         ----------     ----------

Net increase in cash and cash equivalents                    (2,148)        (3,293)
Cash and cash equivalents at beginning of period              2,148          3,400
                                                         ----------     ----------
Cash and cash equivalents at end of period                       --            107
                                                         ==========     ==========

Cash paid for:
  Interest                                                       --             --


See accompanying summary of accounting policies and notes to financials

                            REALITY WIRELESS NETWORKS
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of Reality Wireless Networks, Inc. ("Reality") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended September 30, 2003. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year end September 30, 2003 as reported in the 10-KSB have been omitted.

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

Note 2 - Going Concern

The financial statements have been prepared assuming that Reality will continue as a going concern. Reality has a significant accumulated deficit and working capital deficiency at June 30, 2004 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Reality's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Reality be unable to continue as a going concern.

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

Note 3 - Note Receivables, Advances and Commitments

In December 2003, Reality issued IElement (an affiliate of the "acquiree"- see below) 6,333,000 shares valued at $189,990 for consulting services (see Note 5). IElement is assisting in running day-to-day operations; including accounting, customer support, and troubleshooting network and service issues.

A July 18, 2003 non-binding letter of intent with a potential merger candidate, Integrated Communications Consultants Corporation (the "Acquiree"), contains a binding clause committing the Company to provide $500,000 of bridge financing to the Acquiree as follows: (a) $150,000 upon earlier of July 31, 2003 or public announcement of the proposed merger and (b) $350,000 no later than August 15, 2003. The bridge loans are to be evidenced by promissory notes. If within 90 days the merger occurred, the notes would have been cancelled. If within 90 days the merger has not occurred then the notes become due and payable with a 36-month term amortization at a rate of prime plus 3% less any legal costs incurred by the Acquire. As of June 30, 2004 the merger had not been consummated and the Company has advanced $419,800 of which $148,000 is evidenced by a promissory note. (Funding has occurred in three traunches of $147,500, $100,000 and $172,300 in October 2003, January 2004 and May 2004, respectively.) These amounts are reflected as notes receivable of $148,000 and deposit of $99,500 in the accompanying balance sheet. In addition accrued interest receivable calculated at 5% totalling $7,035 has been recorded. The Company is committed for any additional $80,200 of bridge financing at June 30, 2004. As of June 30, 2004, Reality has not provided all of $350,000 due on August 15, 2003

Note 4 - Debt

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

The $194,000 and $6,000 debenutures were executed and funds, net of debt issue cost of $32,500 were received in November 2003. An interest expense of $27,796 was recognized immediately in 2003 for the imbedded beneficial conversion feature. As of June 30, 2004 all of these $200,000 of debenutures had been converted to common stock and the debt issue costs of $32,500 were charged to operations. On January 21, 2004, Reality executed the $150,000 traunch and received net proceeds of $129,400. An interest expense of $150,000 was recognized immediately for the imbedded beneficial conversion feature. As of June 30, 2004 the $150,000 of debenutures had been converted to common stock and the debt issue cost of $20,600 was charged to operations. On May 10, 2004 the $140,000 and $60,000 debentures were executed and Reality received net proceeds of $172,300. An interest expense of $115,446 was recognized immediately for the imbedded beneficial conversion feature. Reality paid fees and expenses totaling $27,700 related to the debentures. These fees are capitalized and amortized over the debt term or proportionally as the debenture is converted to stock. At June 30, 2004 $140,000 remained left to be converted and $19,390 of debt issuance cost to be amortized. This debenture matures October 27, 2008 and accrues interest at 1% per annum, however in the event of default interest will accrued at 15% retroactive to date of issuance. Conversion price will be the lesser of 150% of fixed conversion price or 100% of the average of the three lowest closing bid prices during the forty trading days immediately preceding conversion.

Reality issued 41,000,000 shares on October 27, 2003 and an additional 120,000,000 on May 6, 2004 to an escrow account related to this agreement. As of June 30, 2004, $410,000 had been converted into 85,166,897 shares of common stock, leaving 75,833,103 shares held in escrow, see Note 5 for more detail. The shares held in escrow at June 30, 2004 are considered issued but not outstanding and therefore not included in the computation of loss per share.

If, any of the debentures are outstanding and Reality is funded an amount equal to or exceeding $5,000,000, Reality is required to pay an amount equal to 150% of the then outstanding Debentures.

Settled Notes Payable

In February 2004, four notes payable totaling $75,000 with related accrued interest of $11,882, were settled with the issuance of 5,933,333 common stock shares with a fair market value at the date of issuance of $.02/share. The issuance of shares and settlement of debt resulted in an additional settlement loss expense of $31,785 recorded under Other Expense on consolidated statements of operations.

In April 2004, one note payable totaling $20,000 with related accrued interest of $3,667 was settled with the issuance of 2,366,700 common stock shares with a fair market value at the date of issuance of $.02/share. The issuance of shares and settlement of debt resulted in an additional settlement loss expense of $23,667 recorded under Other Expense on consolidated statement of operations.

In May 2004, two notes payable were settled. One totaling $65,186 was settled to be paid over fifteen months. The other was in the amount of $25,000 of which a former director and officer of the Company assumed personally in exchange for the Company issuing to him a note payable in the amount of $209,251 (see below
Note 4 "Notes Payable".
In January and February 2004, $40,000 and $10,000 were paid, respectively, to a single note holder.

Notes Payable

In May 2004, the Company issued a convertible secured promissory note in the amount of $209,252 to a former director and officer of the Company. The note was issued to transfer liability of one note payable and several leases personally guaranteed by former director/officer from the Company to the guarantor in exchange for note. Note is to be paid in 24 monthly installments commencing June 30, 2004. To date one payment in the amount of $464 has been made.

Of the outstanding $1,249,297 in notes payable; $821,141 are, upon an equity funding, as stipulated in the notes, convertible at holder option, and the remaining $428,156 are automatically converted

Note 5 -Common Stock

On October 8, 2003 14,820,000 shares of common stock were issued for consulting services and legal work. The value of the stock on that date for these shares was at $.08/share or $1,185,600, of which $160,000 was expensed for legal work and $909,600 was expensed year to date for consulting services. The remaining $116,000 is deferred on the balance sheet as a contra-equity. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On October 23, 2003 1,000,000 shares of common stock were issued for consulting services. The value of the stock on that date for these services was at $.06/share or $60,000, of which to date $40,000 has been expensed to consulting services. The remaining $20,000 is deferred on the balance sheet as a contra-equity.

On December 3, 2003 45,333,000 shares of common stock were issued for consulting services and legal work. The value of the stock on that date for these shares was at $.04/share or $1,813,320 of which $400,000 was expensed for legal work and $929,987 was expensed to date for consulting services. The remaining $483,333 is deferred on the balance sheet as a contra-equity. These shares are registered pursuant to the Company's Registration Statement on Form S-8. Included in the 45,333,000 were 12,000,000 shares valued at $270,000 issued to the President of IElement for consulting services.

On December 9, 2003 2,000,000 shares of common stock were issued for consulting services. The value of the stock on that date for these services was at $.03/share or $60,000, of which $35,000 to date has been expensed to consulting services. The remaining $25,000 is deferred on the balance sheet as a contra-equity.

On February 5, 2004, 42,713,000 shares of common stock were issued for consulting services, employment agreements and legal work. The value of the stock, based on the quoted trading price on date of grant which was $.02-$.03, was $1,190,530 in total of which $80,000 was expensed for legal work and $722,935 was expensed for consulting and employment services. The remaining $387,595 is on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On February 5, 2004, 8,375,000 treasury section 144 shares were issued for consulting services, valued at grant date at $.02/share and totaling $167,500. Entire amount was expensed.

On February 5 and 24, 2004, 5,933,333 shares of treasury section 144 were issued as settlement of outstanding note payable. See "Settled Notes Payable" in Note 4 for more detail.

On March 17, 2004, 47,500,000 shares of common stock were issued for consulting services and employment agreements. The value of the stock, based on the price on date of grant which was $.02-$.03/share, was $1,375,000 in total of which $816,667 was expensed for consulting and employment services. The remaining $558,333 is deferred on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On April 21, 2004, 2,366,700 shares of treasury section 144 were issued as settlement of outstanding note payable. See "Settled Notes Payable" in Note 4 for more detail.

On April 21, 2004, 43,000,000 shares of common stock were issued for consulting services and legal work. The value of the stock, based on the price on date of grant which was $.02/share, was $860,000 in total of which $300,000 was expensed for legal work and $445,789 was expensed for consulting services. The remaining $114,210 is deferred on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On May 19, 2004, 60,000,000 shares of common stock were issued for consulting services and legal work. The value of the stock, based on the price on date of grant which was $.0076/share, was $456,000 in total of which $190,000 was expensed for legal work and $266,000 was expensed for consulting services. These shares are registered pursuant to the Company's Registration Statement on Form S-8. Included in the 60,000,000 were 12,500,000 shares valued at $95,000 issued to the President of IElement for consulting services

On June 25, 2004, 13,729,060 shares of common stock were issued for consulting services and legal work. The value of the stock, based on the price on date of grant which was $.0035/share, was $48,052 in total of which $24,026 was expensed for legal work and $24,026 was expensed for consulting services. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

From October 1, 2003 through June 30, 2004, 161,000,000 shares have been issued to escrow for convertible debenture discussed in Note 4. In the first quarter 9,704,021 shares were taken out of escrow upon the conversion of $106,997debt to equity. In the second and third quarter 8,633,911 and 66,828,965 shares were taken out of escrow upon the conversion of $148,003 and $155,000 respectively. Of the 161,000,000 shares, 85,166,897 have been converted and 75,833,103 remain in escrow account to be issued upon conversion at a later date.

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

Note 8 - Subsequent Events

On July 12, and July 19, 2004 $64,474 of the remaining $140,000 convertible debenture was converted into 23,067,316 common shares in three transactions. $8,930 of deferred issuance cost will be expensed in the fourth quarter on these three conversions. Convertible debenture is described in more detail in Note 4 "Convertible Debentures".
In August 2004, the Company converted $366,000 of it's note receivables from IElement into 71,154 shares in IElement, Inc., see Note 3 for further detail of notes receivable.

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

Company focus and strategy to raise needed financing has shifted away from acquiring additional capital from investors for a proposed investment through private placement in the equity and equity related securities of the Company started on August 26, 2002. The Company is now actively pursuing a growth strategy targeting acquisitions possessing assets to compliment current business model, with a solid revenue or customer base. This strategy will be financed through additional shares issued by the Company. As of June 30, 2004, $550,000 had been raised through convertible debentures and all but $140,000 had been converted into 85,166,897 shares of common stock.

On February 1, 2004 the Company and IElement (privately held national communications service provider) began exchanging services among their clients and began to provide their joint venture services to current and new business and household customers. Besides leveraging infrastructure assets, Reality Wireless began to leverage IElement's management and billing resources.

IElement is a subsidiary of Integrated Communications Consulants Internet ("ICCI") with whom Reality Wireless entered into a non-binding letter of intent to merge announced the beginning of August 2003. ICCI and IElement are used throughout 10QSB interchangeably; ICCI is the parent company with whom the LOI is signed and the promissory note referred to in the LOI (see Note 3 to the financials) is executed with IElement. Until the completion of their merger, the Company will market IElement's products and services, and IElement will market and deploy Reality Wireless' fixed wireless solution to its customers. IElement will also use its resources to strengthen the services offered existing and new Reality Wireless Networks' customers with an eye toward expanding into new territories in the next 18 months. As of June 30, 2004 the Company is in default per the binding clause of the letter of intent for Reality to provide to IElement $500,000 on or before August 15, 2003. IElement as of June 30, 2004 had received $419,800 of the $500,000.

RESULTS OF OPERATIONS

Retail sales for the three months ended June 30, 2004 and 2003 were $12,296 and $34,948, respectively. Retail sales for the nine months ended June 30, 2004 and 2003 were $56,512 and $94,699, respectively. The majority of the difference in revenue from prior year to current year is in the monthly service fee, as there has been a decline in the number of customers from prior year. IElement is currently providing not only billing services and network maintenance, but consulting on improving and stabilizing network to prepare for attracting new customers. The Company was open in two markets at the end of the quarter. Both markets were in Northern California. The Company plans to expand outside of Northern California upon funding.

The Company's cost of sales for the three months ended June 30, 2004 and 2003 were $12,296 and $24,646, respectively and for the nine months ended June 30, 2004 and 2003 were $55,228 and $80,556. All cost of sales in this fiscal year have been invoiced to Reality by Wavepipe and now, IElement for the same amount as monthly customer billing revenue received. Beginning August 2003, the Company retained Wavepipe Networks, LLC, a related party, to manage customers and network operations. Wavepipe established new relationships with vendors and pays all invoices for running network out of fees they receive from the Company. Wavepipe is owned by a former board member and director of Reality Wireless. On February 1, 2004 Wavepipe turned over day to day operations, including accounting and customer support to IElement. The cost of sales charged does not cover actual expenses incurred by IElement, however, IElement has agreed to perform services at a loss to them for 12 months.

Gross margin for the three months ended June 30, 2004 and 2003 was $0 and $10,302, respectively and for the nine months ended June 30, 2004 and 2003 was $1,284 and $14,143. Until the merger with IElement is closed, gross margin will be close to $0, as cost of sales is being billed to the Company by 3rd party service provider, IElement, for the same amount as IElement collects on monthly revenue billed, as they are 3rd party billing provider as well.

Engineering and development costs for the three months ended June 30, 2004 and 2003 were $787 and $12,261, respectively and for the nine months ended June 30, 2004 and 2003 were $2,360 and $48,043, respectively. 2004 costs were exclusively depreciation of node head end and bandwidth software. 2003 expenses included IT salaries and approximately $10,000 more of depreciation, as assets were impaired and written down in the quarter ending June 30, 2003.

There were no sales and marketing costs for the three and nine months ended June 30, 2004 and 2003, as the Company preserved cash necessary to service current customer base.

General and administrative expenses for the three months ended June 30, 2004 and 2003 were $2,452,043 and $883,035, respectively. 116,729,060 shares valued at
$1,364,052, fair market value on grant date of $.02-$.03/share, were issued in the three months ended June 30, 2004 of which as of June 30, 2004 $1,249,841 has been expensed and the remaining $114,210 will be expensed over life of contracts and is recorded on balance sheet as a contra-equity. In addition, an expense of $1,114,830 was recorded on stock issued in prior quarters and earned in current quarter. The prior year consulting expenses recorded on issuance of stock totaled $759,300.

General and administrative expenses for the nine months ended June 30, 2004 and 2003 were $5,615,028 and $1,511,345. Consulting, legal and employment expense from contracts paid with common stock was $5,511,530 for the nine months ended June 30, 2004 and $1,174,500 for the nine months ended June 30, 2003.

Interest expense for the three months ended June 30, 2004 and 2003 was $197,983 and $25,902, respectively. Current year expense included $170,482 for beneficial conversion recognition on the $140,000 and $60,000 convertible debentures issued in May 2004. It also included $4,797 accrual for interest on outstanding payroll taxes. The remaining $22,704 was accrual of interest on outstanding notes payable. For the three months ended June 30, 2003 the majority was accrued interest on outstanding notes payable.

Interest expense for the nine months ended June 30, 2004 and 2003 was $435,137 and $76,162. The difference for the nine months ended June 30. 2004 included $348,278 for beneficial conversion recognition on the $200,000, $150,000 and $200,000 convertible debentures issued in November 2003, January 2004 and May 2004, respectively. It also included $14,391 accrual for interest on outstanding payroll taxes. The remaining amount was accrual of interest on outstanding notes payable.

Settlement loss for the three months ended June 30, 2004 and 2003 was $23,667 and $0, respectively. $23,667 was recorded in April 2004 as one outstanding notes payable were settled in full for the issuance of 2,366,700 common stock shares valued at $.02/share. The difference between the outstanding note plus accrued interest and fair market value of shares at date of grant was posted to Other Expense account, "Settlement Expense."

Settlement loss for the nine months ended June 30, 2004 and 2003 was $55,452 and $0, respectively. The $55,452 represented five outstanding notes payable settled in full for the issuance of 8,300,033 common stock shares valued at $.02/share. The difference between the outstanding note plus accrued interest and fair market value of shares at date of grant was posted to Other Expense account, "Settlement Expense."

Net loss for the three months ended June 30, 2004 and 2003 was $2,671,395 and $910,896, respectively. Net loss for the nine months ended June 30, 2004 and 2003 was $6,095,669 and $1,621,407.

Liquidity and Capital Resources

At June 30, 2004, the Company had negative working capital of $2.4 million. $1.25 million of this is attributable to bridge financing short-term notes, of which the Company hopes the majority will convert into equity upon funding.

Net cash used in investing activities was $419,800 and $2,195 for the nine months ended June 30, 2004 and 2003, respectively. The $419,800 represents a note receivable and deposit from IElement, a privately held corporation, in conjunction with potential merger that was subsequently in August 2004 converted into 71,154 shares.

Net cash provided by financing activities was $549,536 and $258,848 for the nine months ended June 30, 2004 and 2003, respectively. The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The Company hopes the majority of bridge loans will convert to equity at time of funding.

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

On May 26, 2004, Reality reached settlement agreements individually with Ms. Lin and Mr. Paul, settling the aforementioned claims for cash payments of $3,646.00 and $2,408.00, respectively. On June 2, 2004, the Hearing Officer for the Labor Commissioner of the Sate of California, Department of Industrial Relations, Division of Labor Standards Enforcement, accepted Reality's request for dismissal of the aforementioned claims and served notice of the dismissals on June 23, 2004.

On July 16, 2004 counsel to Reality received Notices of Hearing and Amended Complaints from the State of California, Department of Industrial Relations, Division of Labor Standards Enforcement, for State Case Number 12-54273 JM, in which, Mr. Arnaud Guerrand ("Mr. Guerrand") claims that Reality owes (1) unpaid wages in the amount of $1,240, (2) unpaid reimbursable business expenses of $950.00, and (3) additional wages accrued as a penalty of up to $155.00 per day for "an indeterminate number of days not to exceed thirty days." Reality subsequently failed to reach a settlement and, at hearing on July, 16, 2004, judgment was entered against Reality in an amount that has not yet been disclosed but is expected to be approximately $6,840.00.

Item 2.  Changes in Securities.

For the period ended June 30, 2004, the Company sold the following securities of the Company that were not registered:

On or around February 24, 2004 the Registrant issued 833,333 shares of its common stock to Tim Kelley pursuant to 4(2) of the Securities Act of 1933 in connection with the $25,000 debt owed to Mr. Kelley and the full settlement thereof.

On or around April 21, 2004, the Registrant issued 2,366,700 shares of its common stock to the Kassouf Family Trust pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 in connection the settlement of a dispute regarding a convertible promissory note executed by RWNT, as maker, in the aggregate amount of $20,000 dated May 31, 2002 and a Preferred Stock and Warrant Purchase Agreement with RWNT dated June 20, 2002.

On October 1, 2003, the Company entered into agreements with HEM Mutual Assurance, LLC to secure certain financing for the Company: (i) Agreement and Plan of Merger, (ii) Convertible Debenture Purchase Agreement, and (iii) 1% Convertible Debentures in the aggregate amount of Nine Hundred Ninety Four Thousand Dollars ($994,000). The Company chose to amend the Agreements to provide for the issuance of an additional 60,000,000 shares, thereby increasing the number of shares from 60,000,000 to 120,000,000 to HEM Mutual Assurance, LLC and to secure additional financing for the Company (the "Amendments"). Copies of the Amendments are made exhibits to the 10-QSB filed May 24, 2004.These securities were issued on May 6, 2004, pursuant to the exemption provided by section 3(a)(9) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

The following actions were taken by the Board of Directors of the Company (the "Board") during the period ended June 30, 2004. Where agreements are referenced, such agreements are incorporated herein by reference.

On April 12, 2004, the Board authorized the issuance of 1,500,000 shares common stock of the Company to Donald Schwall, Michael Park, and Shai Stern of Vintage Filings, LLC on Form S-8 as payment for consulting services. Further, the Board authorized the amendment of existing consulting agreements and related issuance of 15,000,0000 shares common stock of the Company to Terry Byrnes of Bartholomew International Investments Limited, Inc., and 5,000,000 shares of common stock of the Company to Devin Bosch of Capital Group International, LLLP on Form S-8 as payment for additional consulting services. Further, the Board authorized the issuance of 15,000,000 shares of common stock of the Company to David M. Otto of the Otto Law Group, PLLC on Form S-8 for legal services rendered.

On April 19, 2004 the Board approved a settlement agreement with the Kassouf Family Trust ("Kassouf") to cannel the Company's debt to Kassouf in the amount of $20,000 plus $3,667 in accrued interest in exchange for 2,366,700 restricted shares of common stock of the Company and concurrently authorized such the issuance of such common stock. Additionally, the Board approved cancellation of $209,251.57 in debt owed to Brent Haines in exchange for a Convertible Promissory Note to Mr Haines in the amount of $209,251.57 payable over 24 months commencing June 30, 2004 with an annual interest rate of 8%.

On April 29, 2004, the Board accepted resignation of Malone & Bailey as auditor of the Registrant and engaged Salberg & Co. as its new auditor.

In resolutions dated May 3, 2004 and May 5, 2004, the Board took separate but related actions and thereby approved an amendment to the October 1, 2003 Convertible Debenture Agreement to increase the number of shares of common stock of the Company issued to HEM Mutual Assurance, LLC from 60,000,000 to 120,000,000 shares and to authorize the issuance of such shares pursuant to the exemption provided by section 3(a)(9) of the Securities Act of 1933. On May 14, 2004, the Board ratified prior amendments to consulting agreements and authorized issuance of 20,000,000 shares common stock of the Company to Terry Byrne of Bartholomew International Investments, Limited, Inc., 12,500,000 shares of common stock of the Company to Ivan Zweig of I-Element, and 2,500,000 shares of common stock of the Company to I-Element on Form S-8. Additionally, the Board authorized the issuance of 25,000,000 of common stock in the Company to David M. Otto of The Otto Law Group, PLLC, for legal services rendered to the company, on form S-8.

On June 23, 2004, the Board ratified prior amendments to consulting agreements and authorized issuance of 6,864,530 shares common stock of the Company to Terry Byrne of Bartholomew International Investments Limited, Inc., on Form S-8.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

---------------- --------------------------------------- -------------------------------------------
Exhibit Number   Title of Document                       Location of Document
---------------- --------------------------------------- -------------------------------------------
3                Articles of Incorporation               Incorporated by reference to the 10-SB
                                                         Filed on June 15, 1999
---------------- --------------------------------------- -------------------------------------------
3.1              Bylaws                                  Incorporated by reference to the 10-SB
                                                         Filed on June 15, 1999
---------------- --------------------------------------- -------------------------------------------
3.2              Certificate of Amendment to Articles    Incorporated by reference to the 10-KSB
                 of Incorporation                        Filed on April 15, 2002
---------------- --------------------------------------- -------------------------------------------
3.3              Certificate of Amendment to Articles    Incorporated by reference to the 8-K
                 of Incorporation                        Filed on May 3, 2002
---------------- --------------------------------------- -------------------------------------------
3.4              Certificate of Amendment to Articles    Incorporated by reference to the 10-QSB
                 of Incorporation                        filed on August 25,2003
---------------- --------------------------------------- -------------------------------------------
10.1             Employment Agreement for Moshe Vidal    Incorporated by reference to the 10-QSB
                                                         filed on May24, 2004
---------------- --------------------------------------- -------------------------------------------
10.2             Settlement and Release Agreement with   Incorporated by reference to the 10-QSB
                 Richard Scardigli                       filed on May24, 2004
---------------- --------------------------------------- -------------------------------------------
10.3             Sunrise Securities Corp. Investment     Incorporated by reference to the 10-QSB
                 Banking and Financial Advisory          filed on May24, 2004
                 Agreement
---------------- --------------------------------------- -------------------------------------------
10.4             Settlement and Release Agreement with   Incorporated by reference to the 10-QSB
                 Bob Madia                               filed on May24, 2004
---------------- --------------------------------------- -------------------------------------------
10.5             Settlement and Release Agreement with   Incorporated by reference to the 10-QSB
                 Ron Straight                            filed on May24, 2004
---------------- --------------------------------------- -------------------------------------------
10.6             Employment Agreement with Steve         Incorporated by reference to the Form S-8
                 Careaga                                 filed on March 17, 2004
---------------- --------------------------------------- -------------------------------------------
10.7             Settlement and Release Agreement with   Incorporated by reference to the 10-QSB
                 the Kassouf Family Trust                filed on May24, 2004
---------------- --------------------------------------- -------------------------------------------
10.8             Amendments to Promissory Notes with     Incorporated by reference to the 10-QSB
                 HEM Mutual Assurance LLC                filed on May24, 2004
---------------- --------------------------------------- -------------------------------------------
10.9             Amendment to Convertible Debenture      Incorporated by reference to the 10-QSB
                 Purchase Agreement by and between       filed on May24, 2004
                 Orange Soda, Inc., and HEM Mutual
                 Assurance LLC
---------------- --------------------------------------- -------------------------------------------
10.10            Amended Convertible Debentures with     Incorporated by reference to the 10-QSB
                 HEM Mutual Assurance LLC                filed on May24, 2004
---------------- --------------------------------------- -------------------------------------------
10.11            Settlement and Release Agreement with   Incorporated by reference to the 10-QSB
                 Merrill Communications, Inc.            filed on May24, 2004
---------------- --------------------------------------- -------------------------------------------
31.1             Certification by Principal Executive    Attached
                 Officer
---------------- --------------------------------------- -------------------------------------------
31.2             Certification by Principal Financial    Attached
                 Officer
---------------- --------------------------------------- -------------------------------------------
32               Certification Pursuant to 906           Attached
---------------- --------------------------------------- -------------------------------------------

(b) Reports on Form 8-K.

During the period ended Jube 30, 2004, the Company filed the following reports on Form 8-K:

------------------------------------------ -------------------------------------
Date of Event Reported                     Items Reported
------------------------------------------ -------------------------------------
4/26/04                                    Items 4 and 7
------------------------------------------ -------------------------------------
5/10/04                                    Items 4 and 7
------------------------------------------ -------------------------------------
6/14/04                                    Items 4 and 7
------------------------------------------ -------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        REALITY WIRELESS NETWORKS, INC.


Dated:  August 23, 2004                 /s/ Steve Careaga
                                        ----------------------------------------
                                        By: Steve Careaga
                                        Its:  Chief Executive Officer, Principal
                                        Financial Officer/Acting Chief Financial
                                        Officer, Director