Form 10KSB
period 2004-09-30
REALITY WIRELESS NETWORKS INC
filed 2005-02-17
CIK 1088537

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended - September 30, 2004 OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________ to _______________________

                        Commission file number 000-26369

                         REALITY WIRELESS NETWORKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          NEVADA                               88-0422026
------------------------------------------------        ------------------------
(State or other jurisdiction of incorporation or        (Employer Identification
               organization)                                      No.)

                        4906 Point Fosdick Dr., Suite 102
                          Gig Harbor, Washington 98335
                    (Address of principal executive offices,
                              including zip code.)

                                 (253) 853-3632
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X|    NO |_|

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State Issuer's revenues for its most recent fiscal year. $60,123

The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of February 04, 2005, was 438,142,648.

Documents Incorporated by Reference None

Transitional Small Business Disclosure Format     YES |_|    NO |X|

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

Pursuant to that certain Software Purchase Agreement effective July 3, 2001, by and between the Company and Torchmark Holding Ltd., a Turks and Caicos Islands corporation ("Torchmark"), the Company purchased certain image archiving, retrieval and enhancement software containing the source code and object code to certain of the Company's software products, including ImagExplorer, ImagEditor, Whitener, Simulator, ImagExplorer Pro, ImagEditor Pro, and Smile Library in exchange for 50,326 shares of common stock of the Company.

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

Effective March 5, 2002, pursuant to that certain Asset Purchase Agreement (the "Purchase Agreement") by and between the Company and Reality Networks, Inc., a Delaware corporation ("Reality Networks"), the Company purchased substantially all of the assets of Reality Networks for approximately 84,493 shares of the Company's common stock, $0.001 par value per share, resulting in a change in control of the Company. The assets acquired include, among other things, certain contracts in progress, accounts receivable, equipment the net assets of Reality Networks' wireless Internet service provider business. In connection with the acquisition of such assets, the Company assumed certain liabilities of Reality Networks, including but not limited to, obligations of Reality Networks arising out of the performance of contracts assumed by the Company on and after the closing, liabilities for certain unpaid accounts payable and the other liabilities described in the Purchase Agreement. Giving effect to the Purchase Agreement, the shareholders of Reality Networks hold, in the aggregate, approximately 89% of the Company's issued and outstanding common stock.

In connection with the issuance by the Company of 84,493 shares of the Company's common stock, the Company has entered into a Registration Rights Agreement providing for certain registration and other obligations of the Company.

On November 10, 2004 Reality Wireless Networks, Inc. ("Registrant") and Genesis Electronics, Inc. ("Genesis"), entered into an agreement to merge Genesis with and into Registrant and to rename Registrant Genesis Electronics, Inc., (the "reverse merger"). The agreement provides that all of the shares of common stock of Genesis issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Registrant such that the current holder of Genesis common stock will hold 97% of all shares of Registrant's common stock outstanding immediately after the closing of this merger transaction. The obligation of Genesis to close is conditioned on, among other things, the satisfactory completion of due diligence review and the reduction of Registrant's liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Genesis for breach of any of the representations and warranties or covenants of Registrant if such breach is not cured within thirty days of written notice; by Registrant for breach of any Genesis representations and warranties or covenants if such breach is not cured within thirty days of written notice.

The Company's common stock trades on the OTC BB under the ticker symbol
"RWLN.OB"

THE COMPANY

Until September 2004, the Company was a service provider of fixed, wireless, high-speed, broadband Internet access to principally residential homes and small businesses. The Company provided this service as an alternative to digital subscriber line ("DSL") or cable Internet access service. The Company provided its service primarily in geographical areas of northern California where DSL and cable services are not available.

On February 1, 2004 the Company and IElement (privately held national communications service provider) began exchanging services among their clients and began to provide their joint venture services to current and new business and household customers. Besides leveraging infrastructure assets, Reality Wireless began to leverage IElement's management and billing resources. IElement is a subsidiary of Integrated Communications Consulants Internet ("ICCI") with whom Reality Wireless entered into a non-binding letter of intent to merge announced the beginning of August 2003. ICCI and IElement are used throughout 10QSB interchangeably; ICCI is the parent company with whom the LOI is signed and the promissory note referred to in the LOI (see Note 13 to the financials) is executed with IElement. By mutual consent of both the Company and IElement, the LOI has been terminated.

 In September 2004, the Company changed its strategy due to poor operating conditions and operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fiscal fourth quarter of 2004 that committed to the shutting down of its current business and to seek a merger or acquisition transaction with a Company having better financial resources. As of September 2004, the Company ceased providing services to customers and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve its financial position.

On November 10, 2004 the Company and Genesis Electronics, Inc. ("Genesis"), entered into an agreement to merge Genesis with and into Reality Wireless Networks and to rename the Company Genesis Electronics, Inc., (the "reverse merger"). The agreement provides that all of the shares of common stock of Genesis issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Registrant such that the current holder of Genesis common stock will hold 97% of all shares of Registrant's common stock outstanding immediately after the closing of this merger transaction. The obligation of Genesis to close is conditioned on, among other things, the satisfactory completion of due diligence review and the reduction of Registrant's liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Genesis for breach of any of the representations and warranties or covenants of the Company if such breach is not cured within thirty days of written notice; by the Company for breach of any Genesis representations and warranties or covenants if such breach is not cured within thirty days of written notice.

RISK FACTORS

An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

1. Going Concern Risk.

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent registered public accounting firm has indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in Note 2 to our audited financial statements for the years ended September 30, 2004 and 2003. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2004. We had net losses of $7,485,890 for the year ended September 30, 2004 and $3,892,960 for the year ended September 30, 2003. At September 30, 2004, our current liabilities exceeded our current assets by $2,355,984, our stockholders' deficiency was $2,344,181, including an accumulated deficit of $13,825,093 at September 30, 2004.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We have substantial current obligations. As of September 30, 2004, we had $2,382,272 of liabilities. Of the $2,355,984 current liabilities at September 30, 2004, $233,739 is for unpaid federal payroll taxes, interest and penalties. The remaining current obligations (which are all past due) include accounts payable of $438,550, including related party payables, notes payable of $1,238,974 and related accrued interest of $235,892, accrued compensation of $190,196 and miscellaneous accruals of $18,633. The Company does not have sufficient cash resources to pay these obligations.

Our substantial debt obligations and lack of cash flow pose risks to our business and stockholders by:

      o     making it difficult for us to satisfy our obligations;

      o requiring us to dedicate a substantial portion of our cash flow in the future, if any, to principal and interest payments on our debt and other obligations, thereby reducing the availability of our cash flow in the future to fund working capital, capital expenditures and other corporate requirements;

      o impeding us from obtaining additional financing for working capital, capital expenditures and general corporate purposes.

We cannot assure you that in the future we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments, financial covenants and other obligations. We have failed to make required payments under certain agreements and related documents governing our indebtedness and failed to comply with the financial and operating covenants contained in them. We are in default on certain indebtedness and significantly behind in making payments on other financial obligations.

2. No Current Relevant Operating History.

The Company has no known future revenues from operations and minimal assets. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

3. No Assurance of Success or Profitability.

There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

4. Type of Business Acquired.

The type of business to be acquired (if any) may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

5. Lack of Diversification.

Because of the limited financial resources of the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

6. Regulations.

An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

7. Conflicts of Interest.

Certain conflicts of interest exist between the Company and its executive officer and director. He has other business interests to which he devotes his primary attention, and he may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with his fiduciary duties to the Company.

8. Indemnification of Officers and Directors.

The Company's Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

9. Dependence upon Outside Advisors.

To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing , fiduciary or other obligation to the Company.

10. Need for Additional Financing.

The Company has no funds to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

11. Competition.

The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

12. No Foreseeable Dividends.

The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

13. Loss of Control by Present Management and Shareholders.

The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that could, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management, i.e. those exerting significant control, could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

14. Dilutive Effects of Issuing Additional Common Stock.

The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

15. Thinly-traded Public Market.

There currently is only a thinly traded or virtually inactive public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "RiskFactors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

16. Employees

As of September 30, 2004, the Company employed two employees under employment agreements, as filed with SEC on form S8. Daily operations, including customer service and billing were outsourced from October 2003 through January 2004 to Wavepipe, a company wholly owned by Brent Haines, a Reality Wireless Networks former director. During the months, February 2004 through August 2004, IElement, the company formerly in negations to merge with Reality Wireless, handled customer service and billing. The merger proceedings have subsequently been terminated by mutual consent of both parties.

The chief executive officer devotes only so much time as is required to fulfill his duties under his employment agreement dated March 15, 2004 and amended November 2004. The chief executive officer is also the sole director and in that capacity works on a contract basis for consulting services as more fully set forth as Exhibit 4.9 and 4.4 to the Form S-8 the Company filed in March, 2004 and November 2004, respectively. The Company does not currently have any key man life insurance on any of our directors or executive officers.

17. Bankruptcy or Receivership

The Company has never initiated or been the subject of any action under the United States Bankruptcy Code or any receivership or any similar proceeding.

Item 2. Description of Property

Reality does not own or lease real property or invest in real estate.

Item 3.  Legal Proceedings

On April 22, 2004, counsel to the Company received Notices of Hearing and Amended Complaints from the State of California, Department of Industrial Relations, Division of Labor Standards Enforcement, for State Case Number 12-54419 JM, in which Ms. Chun-Lan Lin ("Ms. Lin") claims that Reality owes (1) unpaid wages in the amount of $2,646.00, (2) unpaid commissions in the amount of $1,000.00, and (3) additional wages accrued as a penalty of $144.00 per day for "an indeterminate number of days not to exceed thirty days" (the "Lin Penalty").

On April 22, 2004, counsel to the Company received Notices of Hearing and Amended Complaints from the State of California, Department of Industrial Relations, Division of Labor Standards Enforcement, for State Case Number 12-54065 JM, in which, Mr. William J. Paul ("Mr. Paul") claims that Reality owes
(1) unpaid wages in the amount of $2,308.00, (2) unpaid reimbursable business expenses of $100.00, and (3) additional wages accrued as a penalty of $230.77 per day for "an indeterminate number of days not to exceed thirty days" (the "Paul Penalty"). The Lin Penalty and the Paul Penalty shall hereafter be referred to collectively as the "Penalties").

On May 26, 2004, the Company reached settlement agreements individually with Ms. Lin and Mr. Paul, settling the aforementioned claims for cash payments of $3,646.00 and $2,408.00, respectively. On June 2, 2004, the Hearing Officer for the Labor Commissioner of the Sate of California, Department of Industrial Relations, Division of Labor Standards Enforcement, accepted Reality's request for dismissal of the aforementioned claims and served notice of the dismissals on June 23, 2004.

On July 16, 2004 counsel to the Company received Notices of Hearing and Amended Complaints from the State of California, Department of Industrial Relations, Division of Labor Standards Enforcement, for State Case Number 12-54273 JM, in which, Mr. Arnaud Guerrand ("Mr. Guerrand") claims that Reality owes (1) unpaid wages in the amount of $1,240, (2) unpaid reimbursable business expenses of $950.00, and (3) additional wages accrued as a penalty of up to $155.00 per day for "an indeterminate number of days not to exceed thirty days." Reality subsequently failed to reach a settlement and, at hearing on July 16, 2004, judgment was entered against Reality in an amount that has not yet been disclosed but is expected to be approximately $6,840.00.

On October 13, 2004, Lyn Rowbotham-Ameche, note holder of the Company, filed a complaint in the Superior Court of the State of California, Los Angeles County, alleging that the Company breached its contract under a promissory note. The Company has entered into settlements negotiations and anticipates an imminent settlement.

On January 13, 2005, Brent M. Haines, note holder of the Company, filed a complaint in the Superior Court of the State of Washington, Kings County, alleging that the Company breached its contract under a promissory note. The Company plans to contest the claim and is preparing to file an answer to Mr. Haine's complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 1, 2004, the Board submitted to shareholders holding in excess of 50% of voting capital stock a proposal for a reverse stock split on a 100:1 basis. Reality received consent in excess of 50% of voting capital stock, as detailed in the Information Statement filed September 14, 2004 on Schedule 14C and the reverse split became effective October 4, 2004.

                                     PART II

Item 5.   Market for Common Equity and Related Shareholder Matters

Reality's Common Stock is not traded on a registered securities exchange, or the NASDAQ. Reality's Common Stock is quoted on the National Association of Securities Dealers OTC Bulletin Board and was first listed on November 7, 1999 under the symbol "DCIM," which symbol was changed to "RWNI" on December 19, 2001. The symbol was changed from "RWNI" to "RWNT" on May 7, 2002, and from "RWNT" to "RWLN" in October 2004. The following table sets forth the range of high and low bid quotations for each fiscal quarter since the fourth quarter of 2002 through 2004. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

FISCAL QUARTER ENDING             HIGH BID (1)                    LOW BID (1)
September 30, 2002                  $38.00                           $30.00
December 31, 200                    $20.00                           $20.00
March 31, 2003                      $79.00                           $65.00
June 30, 2003                       $6.00                             $3.75
September 30, 2003                  $7.00                             $6.50
December 31, 2003                   $2.70                             $2.50
March 31, 2004                      $2.15                             $1.90
June 30, 2004                       $0.38                             $0.34
September 30, 2004                  $0.11                             $0.09

(1) Prices presented for the last day of each period noted. Prices have in certain periods been adjusted to reflect a 1 for 100 reverse stock split and have been based on historical prices as reported, which may or may not be reliable.

On February 4, 2005, the closing price was $0.002 per share.

We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES

The following sets forth unregistered sales of securities by us pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), during the proceeding fiscal year:

On September 22, 2004, the Company sold 5,102,041 shares of newly designated Series A Convertible Preferred Stock to one purchaser in a transaction exempt from registration under section 4 (2) of the Securities Act. On October 4, 2004, the Company reverse-split the Company's issued and outstanding common stock, options, warrants, and any other securities convertible, bringing the total of outstanding preferred shares from 5,102,041 to 51,020 shares.

Item 6.   Management's Discussion and Analysis or Plan of Operations

Effective September 2004, the Company adopted a new strategy that committed to the disposal of its current business and to seek a merger/acquisition transaction with a company having better financial resources and/or act as a holding company for newly developed businesses. As of September 2004, the Company ceased all operating activities under the service provider of fixed, wireless, high-speed, broadband Internet access to principally residential homes and small businesses and disposed of most of its assets while formulating a plan to improve it financial position.

The Company signed merger agreement on November 10, 2004 with Genesis Electronics, Inc. in keeping with this strategy. The agreement provides that all of the shares of common stock of Genesis issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Reality Wireless such that the current holder of Genesis common stock will hold 97% of all shares of Reality Wireless' common stock outstanding immediately after the closing of this merger transaction. The obligation of Genesis to close is conditioned on, among other things, the satisfactory completion of due diligence review and the reduction of the Company's liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Genesis for breach of any of the representations and warranties or covenants of Registrant if such breach is not cured within thirty days of written notice; by Registrant for breach of any Genesis representations and warranties or covenants if such breach is not cured within thirty days of written notice.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had negative working capital of $2,355,984. The negative working capital consists primarily of $1,238,974 in notes payable which are past due and classified as a current liability, $235,892 of related accrued interest and $438,550 in accounts payable, of which $145,918 was assumed in reverse merger in March 2002. An additional $423,935 is related to payroll for management and payroll taxes past due.

The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The majority of bridge loans will convert to equity at time of funding. If the Company cannot raise necessary funding the Company may have difficulty continuing as a going concern.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

Revenues for the year ended September 30, 2004 and 2003 were $60,123 and $111,868, respectively and were derived primarily from monthly internet access fees. Monthly revenue decreased by nearly 50%, or approximately $45,000 from 2003 to 2004, as the Company continued to lose customers without adding new customers or markets to cover loss of revenue from customer cancellations.

As the Company ceased operations in September 2004, future revenues are uncertain and will be solely dependent on any mergers.

GROSS MARGIN

Cost of sales for the years ended September 30, 2004 and 2003 were $58,839 and $157,578, respectively. The gross profit was $1,284 and ($45,710) or 98% and 140% of revenues for the years 2004 and 2003, respectively. 2004 cost of sales were charged to Company by two companies; WavePipe, who provided customer service and billing services October 2003 - January 2004 at actual cost, and IElement, who provided customer service and billing services form February 2004
- August 2004 equivalent to revenue collected. Cost of sales in 2003 included backhaul (access to internet), hardware, credit card transaction charges and installation expenses. Gross Profit in 2003 was adversely effected by the high cost of hardware (CPE - customer premise equipment). This high hardware cost, while subsidized by customers could not fully be recovered at time of installation. The cost of hardware is recovered within 12 months, however the Company's gross profit is impacted significantly in the first year of service contracts. In addition, in 2003, as cash reserves were limited, the Company intentionally slowed sales into open markets as it could not subsidize hardware costs, this in addition to fixed backhaul costs negatively impacted gross profit. In 2004 little effort was made to attract new clients or keep active customers.

OPERATING EXPENSES

Operating expenses included:

Engineering and development costs in 2003 included salaries of IT staff and consulting expenses for tower and relay site locations and depreciation. In 2004, Engineering and development only included depreciation through August

2004, at which time assets were abandoned and written-off financials accordingly. The decrease in engineering and development costs from $48,900 in 2003 to $2,885 in 2004 was due entirely to salary savings as headcount was eliminated in 2004.

Depreciation was in the amount of $2,885 and $18,275 for the years ended September 30, 2004 and 2003 on computer equipment, automobile and tower sites and including in Engineering and development on the income statement or respective years.

General and administrative expenses in the amount of $244,569 and $638,539 for the years ended September 30, 2004 and 2003 included investor relations and accounting. In fiscal 2003 it also included salary and related payroll taxes, rent, utilities and telephone. Consulting fees for the years ended September 30, 2004 and 2003 were $4,967,391 and $2,606,867, respectively and included $4,813,946 and $2,523,917, respectively of expenses paid in non-cash transactions through company stock. In fiscal 2004 and 2003 legal fees were $1,404,515 (net of non-cash settlement of attorney's accounts payable) and $501,670, respectively, and included $1,604,026 and $275,000, paid in non-cash transactions through company stock. General and administrative expenses also included $176,720 paid to employees of Company in non-cash transactions through company stock. Consulting, legal and some employment agreements paid in non-cash transactions through company stock are capitalized at date of agreement and written-off over length of contract. At the end of 2004, there was $633,709 remaining to be expensed.

Gain (loss) on sale of assets in 2004 recorded accounting for abandonment of assets at the end of August 2004, when the Company ceased operations. 2003 gain on disposition of fixed assets, showed slight gain on disposition of Company van.

Settlement gain (loss) for fiscal year 2004 and 2003 was ($72,952) and $57,632, respectively. 2004 amounts included only settlements of note holders, while 2003 included vendors and note holders.

Interest expense was $458,064 and $109,464 for fiscal year 2004 and 2003, respectively. In fiscal year 2004, $331,040 of beneficial conversion expense and $19,188 in payroll tax penalties are included in interest expense, remaining costs are attributable to interest accruing on outstanding notes. 2003 interest expense was solely note holder interest accruals on outstanding notes. There were no research and development costs.

The resulting net loss for the year ended September 30, 2004 and 2003 was $7,485,890 and $3,892,960 or a $2.87 and $18.57 loss per share, respectively.

Non-recurring operating activity: The Company took a one-time charge to record impairment of investment in non-marketable securities in 2004, and was recorded in the amount of $343,874, thereby reducing investment originally held in privately held Company, IElement, with whom the Company had entered into a non-binding letter of intent to merge. The merger was mutually abandoned and IElement went on to merge with Mailkey Corp in January 2005. The investment in the now called Mailkey Corp is in a publicly traded company, providing evidence of other than temporary impairment of share value. (see Note 3 to financials). In the third quarter of 2003, the Company took a one-time charge to record impairment of fixed assets and inventory in the amount of $68,409 ($44,669 charged to general and administrative expenses and $23,740 expensed in cost of sales)

CASH REQUIREMENTS

As of September 30, 2004, Reality had no cash on hand. In order to continue to fund operations, the Company requires additional sources of funds that may not be readily available.

PRODUCT DEVELOPMENT AND RESEARCH PLAN FOR THE NEXT TWELVE MONTHS

None

EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

None.

EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES

The Company plans to employ less than five employees in the foreseeable future, as all operational activity has been outsourced to a separate company, Wavepipe (owned 100% by Brent Haines, director of Reality Wireless Networks.) During 2004 the company did have employment agreements with CEO/CFO and one technology expert.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized pro rata as services are completed and when sales price to the customer is fixed or determinable and collectability is reasonable assured.

Impairment

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Reality Wireless recorded an impairment of fixed assets and inventory during the years ended September 30, 2004 and 2003 based on management's assessment of future cashflows.

Item 7.   Financial Statements

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Reality Wireless Networks, Inc.

We have audited the accompanying consolidated balance sheet of Reality Wireless Networks, Inc. as of September 30, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of September 30, 2003 were audited by other auditors whose report dated December 23, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reality Wireless Networks, Inc. at September 30, 2004, and the consolidated results of its operations and its cash flows for the year then ended .in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has significant accumulated deficit and working capital deficiency at September 30, 2004, is inactive, is in default on various loans and notes payable and is unable to meet its obligations as they come due. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
February 15, 2005

                              REALITY WIRELESS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                                    SEPTEMBER 30, 2004


   ASSETS

Current assets:
  Cash                                                                               $          0
                                                                                     ------------
    Total current assets                                                                        0

Debt Issuance Cost, net                                                                     6,028
Investment in non-marketable securities                                                    32,063
                                                                                     ------------
                                                                                     $     38,091
                                                                                     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                   $    299,677
  Accounts payable, related party                                                    $    138,873
  Accrued payroll                                                                         190,196
  Accrued payroll taxes                                                                   233,739
  Accrued interest                                                                        235,892
  Accrued expenses                                                                         18,633
  Current portion of notes                                                              1,238,974
                                                                                     ------------
    Total current liabilities                                                           2,355,984
                                                                                     ------------

Convertible Debentures, net of discount                                                    26,288

                                                                                     ------------
    Total liabilities                                                                   2,382,272

Stockholders' deficit:
  Preferred stock, $.001 par value, 100,000,000 shares authorized: none issued and outstanding
  Series A Preferred stock, $.001 par value, 5,000,000 authorized: 51,020 issued
    and outanding                                                                              51
  Common stock, $.001 par value, 500,000,000 shares authorized: 4,997,929 shares
    issued 4,671,670,995 outstanding                                                        4,671
  Common stock issuable (1 share)                                                              --
  Additional paid in capital                                                           12,210,904
  Subscription Receivable Promissory Note and Interest                                   (101,005)
  Deferred Expense                                                                       (633,709)
  Accumulated deficit                                                                 (13,825,093)
                                                                                     ------------
    Total stockholders' deficit                                                        (2,344,181)
                                                                                     ------------
                                                                                     $     38,091
                                                                                     ============


See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                       2004             2003
                                                   -----------      -----------
Revenue                                            $    60,123      $   111,868
Cost of sales                                           58,839          157,578
                                                   -----------      -----------

Gross margin                                             1,284          (45,710)

Engineering and development                              2,885           48,900
General and administrative                             244,569          638,539
Consulting                                           4,967,391        2,606,867
Legal                                                1,404,515          501,670

                                                   -----------      -----------
Operating expenses                                   6,619,360        3,795,976
                                                   -----------      -----------

Loss from operations                                (6,618,076)      (3,841,686)

Other income (expense):
Gain (loss) on disposition of assets                    (2,269)             558
Settlement gain (loss)                                 (72,952)          57,632
Impairment of investment                              (343,874)              --
Interest income                                          9,345               --
Interest expense                                      (458,064)        (109,464)
                                                   -----------      -----------
                                                      (867,814)         (51,274)
                                                   -----------      -----------

                                                   -----------      -----------
Net loss                                           $(7,485,890)     $(3,892,960)
                                                   ===========      ===========

Basic and diluted net loss per common share        $     (2.87)     $    (18.57)
                                                   ===========      ===========

Weighted Average Shares                              2,606,078          209,675
                                                   ===========      ===========


     See accompanying summary of accounting policies and notes to financial statements

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         2004          2003
                                                                         ----          ----
Cash flows from operating activities:
  Net loss                                                            (7,485,890)   (3,892,960)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                          2,884        18,275
    Impairment/adandonment loss on fixed assets and inventory              6,256        68,409
    Impairment loss on investment                                                      343,873
    Lease forgiveness in excess of asset value                                            (558)
    Beneficial conversion amortization                                   331,040            --
    Common stock issued for services                                   6,594,692     3,183,917
    Settlement of accounts payable included in legal expense            (308,594)
    Loss on debt settlement                                               72,953            --
  Amortization of debt issue cost                                         74,772            --
  Subscription receivable                                                   (208)
  Changes in operating assets and liabilities
    Accounts receivable                                                       --         4,399
    Inventory                                                                 --         8,746
    Prepaids and other current assets                                         --         1,200
    Accounts payable                                                     (33,697)      162,452
    Accounts payable, related party                                      138,873            --
    Accrued compensation, officer                                         (5,354)           --
    Accrued interest                                                      95,240       116,157
    Accrued payroll and payroll taxes                                     31,332        93,434
                                                                      ----------    ----------
        Net cash used in operating activities                           (141,828)     (236,529)
                                                                      ----------    ----------

Cash flows from investing activities:
  Investment purchase                                                   (367,300)           --
                                                                      ----------    ----------
        Net cash used in investing activities                           (367,300)           --
                                                                      ----------    ----------

Cash flows from financing activities:
  Stock issued for cash

  Proceeds from convertible debenture, net                               469,200            --
  Proceeds from notes payable                                                 --       261,000
  Contributed capital                                                     37,780
  Principal payments notes payable and capital leases                                   (25,723)
                                                                      ----------    ----------
        Net cash provided by financing activities                        506,980       235,277
                                                                      ----------    ----------

Net increase in cash and cash equivalents                                 (2,148)       (1,252)
Cash and cash equivalents at beginning of period                           2,148         3,400
                                                                      ----------    ----------
Cash and cash equivalents at end of period                                    --         2,148
                                                                      ==========    ==========




Cash paid for:
  Interest                                                                    --            --
  Taxes                                                                       --            --
Schedule of non cash investing and financing activites:

  Settlement of notes payable and accrued interest for common stock    $ 130,649            --
  Conversion of Debentures                                             $ 506,474            --
  Subscription Receivable and interest for Series A preferred stock    $ 100,208            --


See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                Common Stock                   Preferred Stock
                               --------------------------------------------------------------  Additional
                                   Shares         Amount           Shares          Amount     Paid in Capital
                               --------------- -------------------------------  ------------- ----------------
Balances at September 30, 2002         50,425             50                -              -          593,502
                               --------------- -------------------------------  ------------- ----------------

Stock  issued for services            469,803            470                                        3,183,446

Expenses paid for Company by
Directors                                                                             13,623

Net loss                                    -              -                -              -                -

                               --------------- -------------------------------  ------------- ----------------
Balances at September 30, 2003        520,228            520                -              -        3,790,571
                               --------------- -------------------------------  ------------- ----------------

Stock  issued for services          2,780,001          2,780                               -        7,225,622

Stock issued on debenture
 conversion                         1,283,065          1,283                               -          505,192

Beneficial Conversion                                                                                 348,278

Stock issued on note settlement        87,701             88                               -          203,513

Expenses paid for Company by
 Directors                                                                                             37,780

Issued for subscription
receivable-8/23/04,
$.001 par value                                                        51,020             51           99,949

Net loss                                    -              -                -              -                -

                               --------------- -------------------------------  ------------- ----------------
Balances at September 30, 2004      4,670,995        $ 4,671           51,020           $ 51     $ 12,210,904
                               =============== ===============================  ============= ================

                              Subscription      Deferred      Accumulated
                                Receivable        Expense           Deficit             Total
                               --------------  --------------  ------------------  ----------------
Balances at September 30, 2002          (797)              -          (2,446,243)       (1,853,488)
                               --------------  --------------  ------------------  ----------------

Stock  issued for services                 -                                             3,183,916

Expenses paid for Company by
Directors                                                                  13,623

Net loss                                   -                          (3,892,960)       (3,892,960)

                               --------------  --------------  ------------------  ----------------
Balances at September 30, 2003          (797)              -          (6,339,203)       (2,548,909)
                               --------------  --------------  ------------------  ----------------

Stock  issued for services                 -        (633,709)                            6,594,692

Stock issued on debenture
 conversion                                                                                506,475

Beneficial Conversion                                                                      348,278

Stock issued on note settlemen                                                             203,600

Expenses paid for Company by
 Directors                                                                                  37,780

Issued for subscription
receivable-8/23/04,
$.001 par value                     (100,208)                                                 (208)

Net loss                                   -                          (7,485,890)       (7,485,890)

                               --------------  --------------  ------------------  ----------------
Balances at September 30, 2004    $ (101,005)     $ (633,709)      $ (13,825,093)     $ (2,344,181)
                               ==============  ==============  ==================  ================

     See accompanying summary of accounting policies and notes to financial statements.

                         REALITY WIRELESS NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Reality Networks was incorporated on August 28, 2001 under the laws of the state of Delaware. On March 5, 2002, Reality Networks merged with the newly renamed Reality Wireless Networks, Inc., incorporated under the laws of the state of Nevada. The Company was a wireless Internet service provider in Southern California, until September 2004, at which time the Company ceased all operations. The Company is currently in discussions with Genesis Electronics, Inc. per merger agreement signed November 10, 2004. (see Note 13)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements includes the realizability of a subscription note receivable, impairment of investment, evaluation of a beneficial conversion feature in convertible debentures and valuation of non-cash issuances of common stock.

Investments

Investments in non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost in accordance with APB 18. "The Equity Method of Accounting for Investments in Common Stock".

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred. As previously discussed under Nature of Business, the Company has ceased all operating activities and has disposed of its assets while formulating a plan to improve its financial position. As a result, the Company abandoned all of its property and equipment and recorded a loss from disposition of assets in the amount of $2,269 during the year ended September 30, 2004. As a result of these entries, the Company has no property and equipment at September 30, 2004.

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized pro rata as services

                         REALITY WIRELESS NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

are completed and when sales price to the customer is fixed or determinable and collectability is reasonable assured.

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

Reality Wireless recorded an impairment of fixed assets and inventory during the years ended September 30, 2004 and 2003 based on management's assessment of future cashflows.

Beneficial Conversion Feature in Convertible Debentures and Convertible Preferred Stock

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued convertible debentures and convertible preferred stock. A beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

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

The company did not issue any options during fiscal 2004 and as of September 30, 2004 there were no options outstanding.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common

                         REALITY WIRELESS NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

shares outstanding plus potential dilutive securities. For the year ended September 30, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. At September 30, 2004 there were 5,470 common stock warrants outstanding and convertible debentures convertible into 146,096 common shares that could potentially dilute future earnings per share.

Certain shares have been issued into escrow pursuant to the convertible debentures agreement. Shares totaling 326,935 are held in escrow at September 30, 2004 are considered issued but not outstanding and therefore not included in the computation of loss per share. (see Note 4)

In September 2004, the Company completed a 1 for 100 reverse-split of the issued and outstanding shares of the common and preferred stock of the Company. As a result of the 1 for 100 reverse-split, the number of issued shares was reduced from 499,792,931 to 4,997,929 and outstanding shares was reduced from 467,099,473 to 4,670,995 after the reverse-split. In accordance with SFAS 128, the Company has applied the effect of the 1 for 100 for all periods presented and the weighted average number of common shares outstanding has been adjusted retroactively to reflect the reverse splits.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of all current liabilities in the accompanying balance sheet approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at September 30, 2004.


Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.


NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that Reality will continue as a going concern. Reality has a significant accumulated deficit and working capital deficiency at September 30, 2004, is not active, is in default on various loans and notes payable and is unable to meet its obligations as they come due; all of which raise substantial doubt about Reality's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Reality be unable to continue as a going concern.

                         REALITY WIRELESS NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

The continued support of Reality's creditors, lenders and shareholders is required in order for Reality to continue as a going concern. Management's plans to support Reality's operations include borrowing additional funds, raising additional capital and seeking a merger candidate. (see Note 13 for merger agreement). Reality's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.

NOTE 3 - INVESTMENT IN NON-MARKETABLE SECURITIES

The Company received 178,864 shares of IElement common stock in exchange for the $375,937 of advances and accrued interest receivable made in anticipation of a merger with IElement. The shares were valued at cost upon receipt as IElement was a privately held entity at that time. However, IElement, became publicly traded shortly after the share exchange providing evidence of an other than temporary impairment of the share value as follows:

The composition of non-marketable securities at September 30, 2004 is as follows:

                                       Cost         Fair Value     Realized Loss
                                   ------------   --------------   -------------

IElement common                    $    375,937   $       32,063   $     343,874
stock
                                   ============   ==============   =============

NOTE 4 - PROMISSORY NOTES, NOTE SETTLEMENTS AND CONVERTIBLE DENBENTURES


Promissory Notes

Realty Wireless has various notes payable, all of which are in default at September 30, 2004. Reality accrues interest at rates ranging from 5% to 10% on all outstanding debt.

$190,000 is convertible at the outstanding principal balance plus accrued interest at a 65% discount of the strike price of an equity financing. Reality Wireless will record a charge to earnings for the discount upon the consummation of an equity financing.

Notes totaling $150,000 are convertible at the outstanding principal balance plus accrued interest at a 50% discount of the strike price of an equity financing. Reality Wireless will record a charge to earnings upon the consummation of an equity financing.

Notes totaling $283,788 are convertible at the outstanding principal balance plus accrued interest at the option of the holder at the pricing of the first closing of an equity financing.

Notes totaling $615,186 will be automatically converted at the outstanding principal balance plus accrued interest and at the pricing of the first closing of an equity financing.

                         REALITY WIRELESS NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

In May 2004, the Company issued a convertible secured promissory note in the amount of $209,252 to a former director and officer of the Company. The note was issued to transfer liability of one note payable and several leases personally guaranteed by former director/officer from the Company to the guarantor in exchange for note. Note is to be paid in 24 monthly installments commencing June 30, 2004. To date one payment in the amount of $464 has been made. The Company is in default on this note (see Note 12)

During fiscal 2004 the Company issued 87,701 common shares in exchange for settlement of $105,354 of debt and $25,295 accrued interest , realizing a loss on settlement of $72,952

Convertible Debentures

On October 28, 2003, the Company entered into an Agreement and Plan of Merger with Orange Soda, Inc. (a Delaware corporation). This merger is in effect a financing transaction and accounted for as a recapitalization. No accounting entry was made due to the fractional amount to be posted based on 1 share of the Company to be issued to the shareholders of Orange Soda. Per the acquisition agreement which is considered to have been closed by the parties to the agreement, 1 share is issuable to Orange Soda. Pursuant to agreement, Reality Wireless also assumed, jointly and severally with Orange Soda, all of the obligations and responsibilities of Orange Soda in connection with five 1% convertible debentures in the maximum aggregate face amount of $1,000,000 that would mature October 2008, if executed. The Debentures are to be funded in five traunches as follows: $194,000, $150,000, $300,000, $350,000 and $6,000. The
$300,000 traunch was amended in April 2004 to three lesser traunches of $140,000, $100,000 and $60,000. In order to execute any debenture Reality is required to issue common stock to an escrow account with a minimum number of shares in escrow at any point in time equal to 200% of the full conversion shares. Debentures, once issued, are convertible immediately. If, any of the debentures are outstanding and Reality is funded an amount equal to or exceeding $5,000,000, Reality is required to pay an amount equal to 150% of the then outstanding Debentures. Reality issued 410,000 shares on October 27, 2003 and an additional 1,200,000 on May 6, 2004 to an escrow account related to this agreement. . In October 2004 and December 2004, 2,000,000 and 340,000,000 shares were issued to escrow, respectively. (see Note 13) The remaining shares totaling 326,935 are held in escrow at September 30, 2004 are considered issued but not outstanding and therefore not included in the computation of loss per share. Upon default, as defined in the agreement, liquidated damages equal to the principal amount outstanding, are due


During fiscal 2004 the Company borrowed $550,000 under five convertible debentures with one investor. The debentures had a maturity date of October 28, 2008, accrue interest at an annual rate of 1%, however in the event of default interest will accrued at 15% retroactive to date of issuance, and are convertible to common stock of the Company at various stipulated rates as defined in the debentures. During fiscal 2004 the Company issued 1,283,065 common shares upon conversion of $506,475 of convertible debentures.

The Company had recorded $80,800 of debt issue costs as an asset during 2004. These fees are capitalized and amortized over the debt term or proportionally as the debentures are converted to common stock. As of September 30, 2004 the Company amortized $74,772 of that amount into general and administrative expenses.

                         REALITY WIRELESS NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

The Company computed beneficial conversion amounts totaling $348,278 of which $331,040 has been amortized into interest expense as of September 30, 2004 due to conversions. The remaining debt discount of $17,238 at September 30, 2004 relates to the unconverted $43,526 portion of the debentures. Subsequent to September 30, 2004, in January 2005 the lender converted the remaining debenture balance and the Company recognized the $17,238 as interest expense. (see Note
13)

Convertible debentures at September 30, 2004 were as follows:


                                  --------
     Convertible debenture        $ 43,526
                                  --------
     Less: Debt discount           (17,238)
                                  --------
     Convertible debenture, net   $ 26,288
                                  ========


NOTE 5 - SUBSCRIPTION RECEIVABLE PROMISSORY NOTE

On August 23,2004 the Company signed a promissory note with Nelana Holdings, Ltd., for $100,000. The maker promised to pay $10,000 to the Company by October 15, 2004 and $7,500, plus any accrued interest, by the 5th of each month thereafter, in exchange for 51,020 newly issued Series A Convertible Preferred Stock. (see Note 6) To date no payments have been received by the Company. The promissory note is valid consideration for stock at Company's option in the state of Nevada. Technically, the note receivable is in default pursuant to terms of promissory note, but to date, the Company has not asserted right to file default notice.

NOTE 6 - PREFERRED STOCK

On September 2, 2004, Reality's Board of Directors amended Articles of Incorporation to authorize 5,000,000 shares of Series A Convertible Preferred Stock ("Series A") with a par value of $.001. The Series A is convertible only at the Company's option into 5% of the Company's issued and outstanding common stock measured at the date of the Company's election to convert. The Series A do not have voting rights, provided however that each share shall be entitled to 100 votes for the specific issue of reverse-splitting the Company's capital stock. The Series A do not have liquidation preference and are pari passu to the common stock. Reality is required to reserve and keep available out of its authorized but unissued shares of common stock enough shares sufficient for conversion of Series A Preferred Stock.

51,020 Series A Preferred shares were issued in September 2004 in exchange for a subscription receivable promissory note of $100,000. (see Note 5)

NOTE 7 - COMMON STOCK

On September 22, 2004 the Board of Directors of Reality Wireless authorized a one-for-one hundred stock split of the Reality Wireless common stock. On October 4, 2004, stockholders of record received one share for every one hundred shares of common stock held of record on October 4, 2004. The stock split has been reflected retroactively in the accompanying financial statements, and all applicable reference as to the number of common shares and per share information has been restated.

                         REALITY WIRELESS NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
During fiscal 2004 and 2003 Reality Wireless issued 2,780,001 common shares valued at $7,228,401 and 469,803 shares valued at $3,183,917 for payment of legal and consulting fees, respectively. Consulting and legal services are expensed over length of contract. The deferred portion was $633,709at September 30, 2004 and is reflected as a deferred expense deduction from equity in the accompanying financial statements.

During fiscal 2004 the Company issued 1,283,065 common shares upon conversion of $506,475 of convertible debentures. (see Note 4)

During fiscal 2004 the Company issued 87,701 common shares in exchange for settlement of $105,354 of debt and $25,295 accrued interest , realizing in a loss on settlement of $72,952

NOTE 8 - WARRANTS

In connection with the majority of convertible promissory notes entered into in previous years, Reality Wireless had issued a total of 7,924 warrants and as of September 30, 2004, 5,470 remained due to termination of 2,454 warrants under certain debt settlement agreements in 2004.(see Note 4) The warrants are for the purchase of Series A preferred stock or its common stock equivalent at an exercise price equal to the price of Series A preferred stock or common stock issued by Reality when future funding is obtained. The warrants have a term of 3 years.

NOTE 9 - STOCK OPTION PLAN

2002 Stock Option Plan

During September 2001, the Company adopted the "2001 Stock Option Plan". Pursuant to the Company's 2001 Stock Option Plan, the Company may grant the Company's employees and employee director's non-qualified options to purchase up to 1,000,000 shares of Common Stock. Incentive stock options must be granted at not less than the fair market value of the Company's Common Stock at the date of grant as determined by the Company's Board of Directors (110% of fair market value for stockholders owning 10% or more of the Company's Common Stock). The terms of the options are determined by the Company's Board of Directors. Any options granted must be exercised within ten years of the date of grant or within five years from the date of grant for options granted to stockholders owning 10% or more of the Company's Common Stock. Unexercised vested and unvested options terminate in three months if the employment or service of an option holder is terminated for cause. Unvested options terminate if the employment or service of an option holder is terminated without cause or for disability

Reality uses the intrinsic value method of calculating compensation expense for employees. During fiscal 2004 and 2003, no compensation expense was recognized for the issuance of options and warrants issued to employees, because there were no options issued to employees.

At September 30, 2004 there were no options outstanding.

NOTE 10 - INCOME TAXES

There was no income tax expense for the years ended September 30, 2004 and 2003 due to the Company's utilization of net operating loss carryforwards.

                         REALITY WIRELESS NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

The Company's tax expense differs from the "expected" tax expense for the year ended September 30, 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                2004
                                            -----------
Computed "expected" tax expense (benefit)   $(2,545,203)
Stock based expenses                          2,242,195
Beneficial conversion expenses                  112,554
Change in valuation allowance                   190,454
                                            -----------
                                            $        --
                                            ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2004 are as follows:


Deferred tax assets:
Net operating loss carryforward     2,264,454
                                  -----------
Total gross deferred tax assets     2,264,454
Less valuation allowance           (2,264,454)
                                  -----------
Net deferred tax assets           $        --
                                  ===========

The Company has a net operating loss carryforward of approximately $6,622,558 available to offset future taxable income expiring 2024. Utilization of this loss may be limited due to the change in control, which occurred throughout fiscal 2004 due to significant share issuances to service providers.

The valuation allowance at September 30, 2003 was $2,074,000. The net change in valuation allowance during the year ended September 30, 2004 was an increase of $190,454.


NOTE 11 - RELATED PARTY TRANSACTIONS

During the last two months of fiscal 2003, all receivables were being processed and collected by a company owned by a director and stockholder of Reality. All proceeds from revenues generated were received by this related company and were used to cover the expenses associated with the cost of revenue and administrative functions performed by the related party.

The Company's legal firm is considered a related party since at times during fiscal 2004 that firm held more than 10% of the outstanding common shares of the Company. Legal fees incurred to this firm were $175,864 in 2004 and account payable due to this firm at September 30, 2004 was $138,873. Additional legal expense of $1,304,026 was recognized in fiscal 2004 due to issuance of 67,864,530 shares to Company's legal firm.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

On October 13, 2004, a, note holder of the Company, filed a complaint in the Superior Court of the State of California, Los Angeles County, alleging that the Company breached its contract under a promissory note. The note holder did not demand a specific dollar amount in the claim,

                         REALITY WIRELESS NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

but the outstanding notes are valued at $105,000. The Company has entered into settlement negotiations and anticipates an imminent settlement. $50,186 is reflected in current portion of notes on the accompanying balance sheet, as payments in kind estimated at $99,814 have been paid to note holder.

On January 13, 2005, a, note holder of the Company, filed a complaint in the Superior Court of the State of Washington, Kings County, alleging that the Company breached its contract under a promissory note. The claim is for $209,201.57, plus attorney's fees and interest. The Company plans to sontest the claim and is preparing to file an answer to the note holder's complaint.

NOTE 13 - SUBSEQUENT EVENTS

The Company announced that the non-binding letter of intent to merge entered into August 2003 with IElement was terminated. The Board of Directors of both Reality Wireless and IElement approved the termination, without cause, of the non-binding letter of intent to merge. As a result of the termination of the agreement, both companies will bear their own expenses in connection with the merger and neither company will owe to the other either break-up fees or other costs and expenses.

On October 4, 2004, the reverse split on a 1 for 100 basis was effective and reduced the number of issued and outstanding common and preferred shares.. The reverse split will not reduce the number of authorized shares of common or preferred convertible stock and will not have any effect on the state par value of the common or preferred stock.

The first installment under a preferred stock subscription promissory note receivable held by the Company was due on October 15, 2004 in the amount of $10,000. The Company did not receive this payment. Additionally, installments of $7,500 plus accrued interest are due each month with all principal and interest due to be paid on or before the 5th of the month, thereafter until all principal and interest has been paid under this Promissory Note. The second, third, fourth and fifth installments due on November 5, December 5, 2004, January 5, 2005 and February 5, 2005 in the amount of $7,500 each plus accrued interest were not received by the Company either. As of the date of these Financial Statements, the Company has not notified the nonperforming party that an event of default has occurred. However, the Company believes that the promissory note is fully collectible and will obtain the required proceeds in the foreseeable future.

On October 29, 2004, the Company issued 2,000,000 treasury section 144 shares into escrow in order to maintain sufficient amount of common stock of the Company to ensure conversion of the Convertible Debenture for the benefit of HEM Mutual Assurance, LLC to provide for the possibility of future conversions.

On November 10, 2004 the Company and Genesis Electronics, Inc. ("Genesis") entered into an agreement to merge Reality Wireless Networks into Genesis and to rename the Company Genesis Electronics, Inc. (the "reverse merger"). The agreement provides that all of the shares of common stock of Genesis issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Registrant such that the current holder of Genesis common stock will hold 97% of all shares of Registrant's common stock outstanding immediately after the closing of this merger transaction. The obligation of Genesis to close is conditioned on, among other things, the satisfactory completion of due diligence review and the reduction of Registrant's liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Genesis for breach of any of the representations and warranties or covenants of Registrant if such

                         REALITY WIRELESS NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

breach is not cured within thirty days of written notice; by Registrant for reach of any Genesis representations and warranties or covenants if such breach is not cured within thirty days of written notice.

On November 16, 2004, the Company issued 3,350,000 shares of common stock for consulting, legal services. The value of services were valued at the quoted stock price on date granted and recognized over the services period. These shares are registered pursuant to the Company's Registration Statement on Form S-8. The value of these services is $167,500.

On November 19, 2004, the Company issued 25,000,000 shares of common stock for consulting services. The value of services are valued at stock price on date granted and recognized over the services period. These shares are registered pursuant to the Company's Registration Statement on Form S-8. The value of these services is $1,280,000

On December 6, 2004, the Company issued 340,000,000 additional shares pursuant to Rule 504 of Regulation D, to be issued into escrow but not outstanding until conversion of existing debentures or conversion of anticipated debentures in connection with additional financing to HEM Mutual Assurance, LLC

On December 10, 2004, the Company issued 25,500,000 shares of common stock for consulting and legal services. The value of services are valued at stock price on date granted and recognized over the services period. These shares are registered pursuant to the Company's Registration Statement on Form S-8. The value of these services is $186,000

On December 17, 2004, the Company issued 37,500,000 shares of common stock for consulting and legal services. The value of services are valued at stock price on date granted and recognized over the services period. These shares are registered pursuant to the Company's Registration Statement on Form S-8. The value of these services is $262,500

In January 2005 the lender converted the remaining debenture balance of $43,526 into 14,609,631 common shares of the Company. (see Note 4)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective April 20, 2004 our client-auditor relationship with Malone & Bailey, PLLC ceased. The Company engaged Salberg & Company, P.A. shortly thereafter as its independent registered public accounting firm to audit the Company's financial statements for the year ended September 30, 2004

Item 8A - Controls and Procedures

As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and in August 2004, the Company changed its strategy due to poor operating conditions, coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy that committed to the disposal of its current business and to seek a merger/acquisition transaction with a company having better financial resources and/or act as a holding company for newly developed businesses. As of August 2004, the Company ceased all operating activities under the service provider of fixed, wireless, high-speed, broadband Internet access to principally residential homes and small businesses and disposed of most of its assets while formulating a plan to improve it financial position. The Company signed merger agreement on November 10, 2004 with Genesis Electronics, Inc. in keeping with this strategy.

As of the date this report is filed, our Company's principal executive officers and financial officers are evaluating the Company's internal controls and other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. This evaluation is anticipated to enable our Company's principal executive officers and financial officers to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures.

Item 8B.- Other Information

On November 10, 2004 the Company and Genesis Electronics, Inc. ("Genesis") entered into an agreement to merge Reality Wireless Networks into Genesis and to rename the Company Genesis Electronics, Inc. (the "reverse merger"). The agreement provides that all of the shares of common stock of Genesis issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time"), will be converted into common stock of Registrant such that the current holder of Genesis common stock will hold 97% of all shares of Registrant's common stock outstanding immediately after the closing of this merger transaction. The obligation of Genesis to close is conditioned on, among other things, the satisfactory completion of due diligence review and the reduction of Registrant's liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Genesis for breach of any of the representations and warranties or covenants of Registrant if such breach is not cured within thirty days of written notice; by Registrant for reach of any Genesis representations and warranties or covenants if such breach is not cured within thirty days of written notice.

                                    Part III

The information called for by Items 9 - 12 of Form 10KSB are contained in the definitive information statement (the "Definitive Information Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2004 merger agreement as previously disclosed or Annual Meeting of Stockholders, and is hereby incorporated by reference to the Definitive Information Statement, as filed.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits.

All exhibits included in this report are incorporated by reference. See the Exhibit List below for all such exhibits.

(b) Reports on Form 8-K.

During the period ended September 30, 2004, the Company filed the following reports on Form 8-K:

--------------------------------------------------------------------------------
Date of Event Reported                                       Items Reported
----------------------                                       --------------
--------------------------------------------------------------------------------
November 17, 2003                                            2 and 7
--------------------------------------------------------------------------------
November 12, 2003 (8-K/A)                                    2 and 7
--------------------------------------------------------------------------------

Item 14 - Principal Accountant Fees and Services

Salberg & Company, P.A. ("Salberg"), are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended September 30, 2004. Salberg & Company has performed the following services and has been paid the following fees for these fiscal years.

Malone & Bailey, PLLC, Certified Public Accountants, were the Company's independent auditors until April 20, 2004 to examine the financial statements of the Company for the fiscal years ended September 30, 2003. Malone & Bailey, PLLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

The aggregate fees billed for the year ended September 30, 2004 for professional services rendered by Salberg for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended September 30, 2004 was $22,000.

The aggregate fees billed by Malone & Bailey for the review of financial statements included in the Company's Form 10QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended September 30, 2004 and September 30, 2003 were $3,500 and $15,500, respectively

Audit-Related Fees

No fees were billed for the year ended September 30, 2004 for assurance and related services by Salberg and Malone & Bailey that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above related to the Form S-8 registration statements that were filed.

Tax Fees

No fees were billed for the year ended September 30, 2004 for tax compliance, tax advice, or tax planning services by Salberg that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed for the year ended September 30, 2004 for products and services provided by Salberg, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

The Company's standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by Salberg. All the services performed by Salberg that are described above were pre-approved by the Company's standing audit committee. None of the hours expended on Salberg's engagement to audit the Company's financial statements for the year ended September 30, 2004 were attributed to work performed by persons other than Salberg's full-time, permanent employees.

SIGNATURES

In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REALITY WIRELESS NETWORKS, INC.

Date:  February 17, 2005             /s/ Steve Careaga
                                     ------------------------------------------
                                     Principal Financial Officer, Sole Director

EXHIBIT INDEX

------------------------------------------ --------------------------------------- ----------------------------------------
Exhibit Number                             Title of Document                       Location of Document
--------------                             -----------------                       --------------------
------------------------------------------ --------------------------------------- ----------------------------------------
2.1                                        Agreement and Plan of Merger among      Incorporated by reference to the 8-K
                                           Reality  Wireless  Networks,  Inc.,     Filed on November 12, 2003
                                           RWNT Acquisition, Inc., and Orange
                                           Soda, Inc.

------------------------------------------ --------------------------------------- ----------------------------------------
3                                          Articles of Incorporation               Incorporated by reference to the 10-SB
                                                                                   Filed on June 15, 1999
------------------------------------------ --------------------------------------- ----------------------------------------
3.1                                        Bylaws                                  Incorporated by reference to the 10-SB
                                                                                   Filed on June 15, 1999
------------------------------------------ --------------------------------------- ----------------------------------------
3.2                                        Certificate of Amendment to Articles    Incorporated by reference to the
                                           of Incorporation                        10-KSB Filed on April 15, 2002
------------------------------------------ --------------------------------------- ----------------------------------------
3.3                                        Certificate of Amendment to Articles    Incorporated by reference to the 8-K
                                           of Incorporation                        Filed on May 3, 2002
------------------------------------------ --------------------------------------- ----------------------------------------
3.4                                        Certificate of Amendment to Articles    Incorporated by reference to the
                                           of Incorporation                        10-QSB filed on August 25,2003
------------------------------------------ --------------------------------------- ----------------------------------------
3.5                                        Designation of Series A Convertible     Incorporated by reference to the 8-K
                                           Preferred Stock                         Filed on August 27,2004
------------------------------------------ --------------------------------------- ----------------------------------------
4.1                                        Engagement Agreement with The Otto      Incorporated by reference to the S8
                                           Law Group, PLLC                         filed December 1, 2003

------------------------------------------ --------------------------------------- ----------------------------------------
4.2                                        Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  Neal  So and  Reality          filed December 1, 2003
                                           Wireless Networks,  Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.3                                        Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  Armando Rosa,  Jr., and        filed December 1, 2003
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.4                                        Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  Daedalus  Ventures,   Inc.     filed December 1, 2003
                                           and Reality Wireless Networks,
                                           Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.5                                        Consulting   Services   Agreement       Incorporated by reference to the S8
                                           between   Bartholomew   International   filed December 1, 2003
                                           Investments Limited, Inc. and
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.6                                        Consulting   Services   Agreement       Incorporated by reference to the S8
                                           between   Bartholomew   International   filed December 1, 2003
                                           Investments Limited, Inc. and
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.7                                        Amendment No. 1 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between Armando      filed December 1, 2003
                                           Rosa, Jr., and Reality Wireless
                                           Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.8                                        Amendment  No.  1  to  Consulting       Incorporated by reference to the S8
                                           Services  Agreement  between            filed December 1, 2003
                                           Daedalus Ventures, Inc. and Reality
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------

------------------------------------------ --------------------------------------- ----------------------------------------
Exhibit Number                             Title of Document                       Location of Document
--------------                             -----------------                       --------------------
------------------------------------------ --------------------------------------- ----------------------------------------
4.9                                        Amendment No. 1 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between              filed December 1, 2003
                                           Bartholomew International Investments
                                           Limited, Inc. and Reality Wireless
                                           Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.10                                       International  Investments  Limited,    Incorporated by reference to the S8
                                           Inc. and Reality Wireless Networks,     filed December 1, 2003
                                           Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.11                                       Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  I-Element,   Inc.  and         filed December 1, 2003
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.12                                       Engagement Agreement with The Otto      Incorporated by reference to the S8
                                           Law Group, PLLC                         filed February 3, 2004
------------------------------------------ --------------------------------------- ----------------------------------------
4.13                                       Amendment No. 2 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between Kevin        filed February 3, 2004
                                           Evans and Reality Wireless Networks,
                                           Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.14                                       Consulting Services Agreement between   Incorporated by reference to the S8
                                           Kevin Evans and Reality Wireless        filed February 3, 2004
                                           Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.15                                       Consulting Services Agreement between   Incorporated by reference to the S8
                                           Darla Sapone and Reality Wireless       filed February 3, 2004
                                           Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.16                                       Consulting Services Agreement between   Incorporated by reference to the S8
                                           I-Element, Inc. and Reality Wireless    filed February 3, 2004
                                           Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.17                                       Consulting Services Agreement between   Incorporated by reference to the S8
                                           Jeff Wilson and Reality Wireless        filed February 3, 2004
                                           Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.18                                       Consulting Services Agreement between   Incorporated by reference to the S8
                                           Burton Goldi and Reality Wireless       filed February 3, 2004
                                           Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.19                                       Consulting Services Agreement between   Incorporated by reference to the S8
                                           Associates Consulting, Inc. and         filed February 3, 2004
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.20                                       Employment Agreement between Moshe      Incorporated by reference to the S8
                                           Vidal and Reality Wireless Networks,    filed February 3, 2004
                                           Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.21                                       Employment Agreement between Victor     Incorporated by reference to the S8
                                           Romero and Reality Wireless Networks,   filed February 3, 2004
                                           Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.22                                       Engagement Agreement with The Otto      Incorporated by reference to the S8
                                           Law Group, PLLC                         filed March 17, 2004
------------------------------------------ --------------------------------------- ----------------------------------------
4.23                                       Consulting Services Agreement between   Incorporated by reference to the S8
                                           Daedalus Ventures, Inc. and Reality     filed March 17, 2004
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.24                                       Consulting Services Agreement           Incorporated by reference to the S8
                                           between  Bartholomew  International     filed March 17, 2004
                                           Investments Limited, Inc. and Reality
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.25                                       Amendment No. 1 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between Daedalus     filed March 17, 2004
                                           Ventures, Inc. and Reality Wireless
                                           Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.26                                       Amendment  No.  1  to  Consulting       Incorporated by reference to the S8
                                           Services   Agreement  between           filed March 17, 2004
                                           Bartholomew  International
                                           Investments Limited, Inc. and Reality
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------

------------------------------------------ --------------------------------------- ----------------------------------------
Exhibit Number                             Title of Document                       Location of Document
--------------                             -----------------                       --------------------
------------------------------------------ --------------------------------------- ----------------------------------------
4.27                                       Amendment  No.  2  to  Consulting       Incorporated by reference to the S8
                                           Services   Agreement  between           filed March 17, 2004
                                           Bartholomew  International
                                           Investments Limited, Inc. and Reality
                                           Wireless Networks, Inc
------------------------------------------ --------------------------------------- ----------------------------------------
4.28                                       Consulting  Services Agreement          Incorporated by reference to the S8
                                           between Saratoga Capital Partners,      filed March 17, 2004
                                           Inc. and Reality Wireless Networks,
                                           Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.29                                       Amendment No. 1 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between Saratoga     filed March 17, 2004
                                           Capital Partners, Inc. and Reality
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.30                                       Employment  Agreement  between Steve    Incorporated by reference to the S8
                                           Careaga and Reality Wireless            filed March 17, 2004
                                           Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.31                                       Consulting Services Agreement between   Incorporated by reference to the S8
                                           Capital Group International,            filed March 17, 2004
                                           LLLP-Western Series and Reality
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.32                                       Amendment  No.  3  to  Consulting       Incorporated by reference to the S8
                                           Services   Agreement  between           filed March 17, 2004
                                           Bartholomew  International
                                           Investments Limited, Inc. and Reality
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.33                                       Amendment No. 2 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between Daedalus     filed March 17, 2004
                                           Ventures, Inc. and Reality Wireless
                                           Networks, Inc
------------------------------------------ --------------------------------------- ----------------------------------------
4.34                                       Engagement Agreement with The Otto      Incorporated by reference to the S8
                                           Law Group, PLLC                         filed April 19, 2004
------------------------------------------ --------------------------------------- ----------------------------------------
4.35                                       Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  Bartholomew  International     filed April 19, 2004
                                           Investments Limited, Inc. and Reality
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.36                                       Amendment No. 1 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between              filed April 19, 2004
                                           Bartholomew International
                                           Investments Limited, Inc. and
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.37                                       Amendment No. 2 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between              filed April 19, 2004
                                           Bartholomew International
                                           Investments Limited, Inc. and
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.38                                       Amendment No. 3 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between              filed April 19, 2004
                                           Bartholomew International
                                           Investments Limited, Inc. and
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.39                                       Amendment No. 4 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between              filed April 19, 2004
                                           Bartholomew International
                                           Investments Limited, Inc. and
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------

------------------------------------------ --------------------------------------- ----------------------------------------
Exhibit Number                             Title of Document                       Location of Document
--------------                             -----------------                       --------------------
------------------------------------------ --------------------------------------- ----------------------------------------
4.40                                       Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  Vintage  Filings,  LLC and     filed April 19, 2004
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.41                                       Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  Donald Schwall and Reality     filed April 19, 2004
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.42                                       Amendment No. 1  to Consulting          Incorporated by reference to the S8
                                           Services Agreement between Capital
                                           filed April 19, 2004 Group
                                           International, LLP - Western Series
                                           and Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.43                                       Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  Michael  Park  and Reality     filed April 19, 2004
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.44                                       Engagement Agreement with The Otto      Incorporated by reference to the S8
                                           Law Group, PLLC                         filed May 19, 2004
------------------------------------------ --------------------------------------- ----------------------------------------
4.45                                       Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  Bartholomew  International     filed May 19, 2004
                                           Investments Limited, Inc. and Reality
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.46                                       Amendment No. 5 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between              filed May 19, 2004
                                           Bartholomew International
                                           Investments Limited, Inc. and
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.47                                       Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  Burton  Goldi and  Reality     filed May 19, 2004
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.48                                       Consulting  Services Agreement          Incorporated by reference to the S8
                                           between  I-Element,  Inc. and Reality   filed May 19, 2004
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.49                                       Amendment  No. 1 to Consulting          Incorporated by reference to the S8
                                           Services Agreement between Burton
                                           filed May 19, 2004 Goldi and Reality
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.50                                       Amendment No. 1 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between I-Element,   filed May 19, 2004
                                           Inc. and Reality Wireless Networks,
                                           Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.51                                       Engagement Agreement with The Otto      Incorporated by reference to the S8
                                           Law Group, PLLC                         filed June 23, 2004
------------------------------------------ --------------------------------------- ----------------------------------------
4.52                                       Consulting  Services  Agreement         Incorporated by reference to the S8
                                           between  Bartholomew  International     filed June 23, 2004
                                           Investments Limited, Inc. and Reality
                                           Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
4.53                                       Amendment No. 6 to Consulting           Incorporated by reference to the S8
                                           Services Agreement between              filed June 23, 2004
                                           Bartholomew  International
                                           Investments Limited, Inc. and
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- ----------------------------------------
10.12                                      Subscription Agreement re: Series A     Incorporated by reference to the 8-K
                                           Convertible Preferred Stock             Filed on August 27, 2004
------------------------------------------ --------------------------------------- ----------------------------------------
10.13                                      Promissory Note dated August 23, 2004   Incorporated by reference to the 8-K
                                                                                   Filed on August 27, 2004
------------------------------------------ --------------------------------------- ----------------------------------------

------------------------------------------ --------------------------------------- ----------------------------------------
Exhibit Number                             Title of Document                       Location of Document
--------------                             -----------------                       --------------------
------------------------------------------ --------------------------------------- ----------------------------------------
16.1                                       Letter on change in certifying          Incorporated by reference to the 8-K
                                           accountant                              Filed on April 26, 2004
------------------------------------------ --------------------------------------- ----------------------------------------
31.1                                       Certification by Principal Executive    Attached
                                           Officer
------------------------------------------ --------------------------------------- ----------------------------------------
32.1                                       Certification by Principal Financial    Attached
                                           Officer
------------------------------------------ --------------------------------------- ----------------------------------------