Form 10KSB/A
period 2004-09-30
REALITY WIRELESS NETWORKS INC
filed 2005-02-23
CIK 1088537

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

Item 7.   Financial Statements

                       Consolidated Financial Statements
                        Reality Wireless Networks, Inc.

                    Years ended September 30, 2004 and 2003


Report of Independent Registered Public Accounting Firm            F-1

Report of Former Independent Registered Public Accounting Firm     F-2

Financial statements:

        Balance sheet                                              F-3

        Statements of operations                                   F-4

        Statements of stockholders, deficit                        F-5

        Statements of cash flows                                   F-6

        Notes to financial statements                              F-7 - F-16

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reality Wireless Networks, Inc. at September 30, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
February 15, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Reality Wireless Networks, Inc.
   Gig Harbor, Washington

We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows of Reality Wireless Networks, Inc. for the year ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Reality Wireless Networks, Inc. for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Reality Wireless Networks, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Reality Wireless has incurred a loss of $3,892,960 for the year ended September 30, 2003 and has a capital deficit of $6,339,203 as of September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

December 23, 2003

                              REALITY WIRELESS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                                    SEPTEMBER 30, 2004


   ASSETS

Current assets:
  Cash                                                                               $          0
                                                                                     ------------
    Total current assets                                                                        0

Debt Issuance Cost, net                                                                     6,028
Investment in non-marketable securities                                                    32,063
                                                                                     ------------
                                                                                     $     38,091
                                                                                     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                   $    299,677
  Accounts payable, related party                                                    $    138,873
  Accrued payroll                                                                         190,196
  Accrued payroll taxes                                                                   233,739
  Accrued interest                                                                        235,892
  Accrued expenses                                                                         18,633
  Current portion of notes                                                              1,238,974
                                                                                     ------------
    Total current liabilities                                                           2,355,984
                                                                                     ------------

Convertible Debentures, net of discount                                                    26,288

                                                                                     ------------
    Total liabilities                                                                   2,382,272

Stockholders' deficit:
  Preferred stock, $.001 par value, 100,000,000 shares authorized: none issued and outstanding
  Series A Preferred stock, $.001 par value, 5,000,000 authorized: 51,020 issued
    and outanding                                                                              51
  Common stock, $.001 par value, 500,000,000 shares authorized: 4,997,929 shares
    issued 4,670,995 outstanding                                                        4,671
  Common stock issuable (1 share)                                                              --
  Additional paid in capital                                                           12,210,904
  Subscription Receivable Promissory Note and Interest                                   (101,005)
  Deferred Expense                                                                       (633,709)
  Accumulated deficit                                                                 (13,825,093)
                                                                                     ------------
    Total stockholders' deficit                                                        (2,344,181)
                                                                                     ------------
                                                                                     $     38,091
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