Form 10QSB
period 2004-12-31
REALITY WIRELESS NETWORKS INC
filed 2005-03-04
CIK 1088537

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

                FOR THE QUARTERLY PERIOD ENDED December 31, 2004
                       Securities and Exchange Commission
                                   File Number
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

                        4906 Point Fosdick Dr., Suite 102
                          Gig Harbor, Washington 98335
          (Address of principal executive offices, including zip code)

                                 (253) 853-3632
              (Registrant's Telephone Number, Including Area Code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                  YES  X        NO  ___

The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of February 04, 2005, was 437,497,636 issued and 95,170,702 outstanding


================================================================================

                         Reality Wireless Networks, Inc.


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheet at December 31, 2004 (Unaudited) Consolidated Statements of Operations for the three months ended December 31, 2004 and 2003 (Unaudited) Consolidated Statements of Cash Flows for the three months December 31, 2004 and 2003 (Unaudited) Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

                         REALITY WIRELESS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                December 31,
                                                                                   2004
                                                                                (unaudited)
                                                                                ------------
ASSETS

           Current assets:
             Cash                                                               $          0
                                                                                ------------
               Total current assets                                                        0

           Debt Issuance Cost, net                                                     5,635
           Investment in non-marketable securities                                    32,063
                                                                                ------------
                                                                                $     37,698
                                                                                ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

           Current liabilities:
             Accounts payable                                                   $    304,087
             Accounts payable, related party                                          73,611
             Accrued payroll                                                         190,196
             Accrued payroll taxes                                                   241,573
             Accrued interest                                                        261,515
             Accrued expenses                                                         18,633
             Current portion of notes                                              1,238,974
                                                                                ------------
               Total current liabilities                                           2,328,589
                                                                                ------------

           Convertible Debentures, net of discount                                    27,412

                                                                                ------------
               Total liabilities                                                   2,356,001

           Stockholders' deficit:

             Preferred stock, $.001 par value, 100,000,000 shares authorized:
               none issued and outstanding Series A Preferred stock, $.001 par value, 5,000,000 authorized: 51,020 issued and outstand51g
             Common stock, $.001 par value, 500,000,000 shares authorized:
               437,497,636 shares issued an95,17170,702 outstanding Common stock issuable (1 share) - Additional paid in capital
                                                                                  14,144,991
             Subscription Receivable Promissory Note and Interest (101,509)
             Deferred Expense (1,601,459) Accumulated deficit (14,855,548)
                                                                                ------------
               Total stockholders' deficit                                        (2,318,303)
                                                                                ------------
                                                                                $     37,698
                                                                                ============


See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended
                                                  ------------------
                                              December 31,    December 31,
                                                  2004            2003
                                              ------------    ------------
Revenue                                       $         --    $     23,830
Cost of sales                                           --          22,205
                                              ------------    ------------

Gross margin                                            --           1,625

Engineering and development                             --             787
General and administrative                          50,617       2,040,469
Consulting                                         349,060         577,087
Legal                                              599,738         442,620

                                              ------------    ------------
Operating Expenses                                 999,415       3,060,963
                                              ------------    ------------

Loss from operations                              (999,415)     (3,059,338)

Other income (expense):
Gain (loss) on disposition of assets                    --           3,989
Interest income                                        504              --
Interest expense                                   (31,544)        (25,446)
                                              ------------    ------------
                                                   (31,040)        (21,457)
                                              ------------    ------------

                                              ------------    ------------
Net loss                                      $ (1,030,455)   $ (3,080,795)
                                              ============    ============

Basic and diluted net loss per common share   $      (2.93)   $      (3.58)
                                              ============    ============

Weighted Average Shares                            351,164         859,719
                                              ============    ============

See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three months ended December 31,
                                                                   -------------------------------
                                                                       2004                 2003
                                                                    ------------    ------------
Cash flows from operating activities:
       Net loss                                                       (1,030,455)     (3,080,795)
         Adjustments to reconcile net income to net cash
               used in operating activities:
         Depreciation and amortization                                        --             787
         Beneficial conversion and debt issue cost amortization            1,517              --
         Common stock issued for services                              1,055,750       3,118,920
         Settlement of accounts payable included in legal expense             --
         Interest income on subscription receivable                         (504)
         Company expense paid by other than Company                        1,088          19,225
     Changes in operating assets and liabilities
         Prepaids and other current assets                                    --              --
         Accounts payable                                                  4,410        (120,850)
         Accounts payable, related party                                 (65,262)             --
         Accrued compensation, officer                                        --              --
         Accrued interest                                                 25,622          25,446
         Accrued payroll and payroll taxes                                 7,834              --
                                                                    ------------    ------------
                 Net cash used in operating activities                        --         (37,267)
                                                                    ------------    ------------

     Cash flows from investing activities:
         Investment purchase                                                  --        (147,500)
                                                                    ------------    ------------
                 Net cash used in investing activities                        --        (147,500)
                                                                    ------------    ------------

     Cash flows from financing activities:
         Stock issued for cash

         Proceeds from convertible debenture, net                             --         200,000
         Proceeds from notes payable                                          --              --
         Contributed capital                                                  --
         Principal payments notes payable and capital leases             (17,200)
                                                                    ------------    ------------
                 Net cash provided by financing activities                    --         182,800
                                                                    ------------    ------------

     Net increase in cash and cash equivalents                                --          (1,967)
     Cash and cash equivalents at beginning of period                         --           2,148
                                                                    ------------    ------------
     Cash and cash equivalents at end of period                               --             181
                                                                    ============    ============

         Cash paid for:
           Interest                                                           --              --
           Taxes                                                              --              --
         Schedule of non cash investing and financing activites:

     See accompanying summary of accounting policies and notes to financials

                            REALITY WIRELESS NETWORKS
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of Reality Wireless Networks, Inc. ("Reality") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended September 30, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year end September 30, 2004 as reported in the 10-KSB have been omitted.

Note 2 - Going Concern

The financial statements have been prepared assuming that Reality will continue as a going concern. Reality has a significant accumulated deficit and working capital deficiency at December 31, 2004, is not active, is in default on various loans and notes payable and is unable to meet its obligations as they come due, all of which raise substantial doubt about Reality's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Reality be unable to continue as a going concern.

The continued support of Reality's creditors, lenders and shareholders is required in order for Reality to continue as a going concern. Management's plans to support Reality's operations include borrowing additional funds, raising additional capital and seeking a merger candidate. (See Note 3 for merger agreement). Reality's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.

Note 3 -Commitments

In the last quarter of 2004, the Company announced that the non-binding letter of intent to merge entered into August 2003 with IElement was terminated. The Board of Directors of both Reality Wireless and IElement approved the termination, without cause, of the non-binding letter of intent to merge. As a result of the termination of the agreement, both companies will bear their own expenses in connection with the merger and neither company will owe to the other either break-up fees or other costs and expenses.

On November 10, 2004 the Company and Genesis Electronics, Inc. ("Genesis") entered into an agreement to merge Genesis with and into Reality Wireless Networks and to rename the Company Genesis Electronics, Inc. (the "reverse merger"). The agreement provides that all of the shares of common stock of Genesis issued and outstanding at the time the merger becomes effective under applicable state law (the "Effective Time") will be converted into common stock of Registrant such that the current holder of Genesis common stock will hold 97% of all shares of Registrant's common stock outstanding immediately after the closing of this merger transaction. The obligation of Genesis to close is conditioned on, among other things, the satisfactory completion of due diligence review and the reduction of Registrant's liabilities to $50,000 or less. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Genesis for breach of any of the representations and warranties or covenants of Registrant if such breach is not cured within thirty days of written notice; by Registrant for breach of any Genesis representations and warranties or covenants if such breach is not cured within thirty days of written notice.

Note 4 - Accounts Payable - related party

Approximately $150,000 was applied during the three months ended December 31, 2004, against outstanding accounts payable balance with a related party legal services vendor. The payment was applied through stock issued to vendor and, upon liquidation of stock, vendor applied sale proceeds against outstanding balance.

Note 5 - Debt

Convertible Debentures



Convertible debentures at December 31, 2004 were as follows:


            Convertible debenture        $     43,526
                                         ------------
            Less: Debt discount               (16,114)
                                         ------------
            Convertible debenture, net   $     27,412
                                         ============

Amortization of debt discount and of debt issue costs for the three months ended December 31, 2004 were $1,124 and $393, respectively. The remaining debenture balance of $43,526 was converted in January 2005. (see note 7)

Note 5 -Common Stock

On November 16, 2004 3,350,000 shares of common stock were issued for consulting services, of which 850,000 shares will be cancelled due to termination of consulting agreement. The value of the 2,500,000 shares on that date for services was at $.07/share or $175,000, of which $29,167 was expensed for year to date for consulting services. The remaining $145,833 is deferred on the balance sheet as a contra-equity. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On November 19, 2004, 25,000,000 shares of common stock were issued for consulting services, employment agreements and legal work. The value of the stock, based on the quoted trading price on date of grant which was $.05-$.08, was $1,400,000 in total of which $500,000 was expensed for legal work and $176,666 was expensed for consulting and employment services. The remaining $723,334 is on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On December 10, 2004, 25,500,000 shares of common stock were issued for consulting services and legal work. The value of the stock on that date for these shares was between $.007 and $.0012 per share or $186,000 of which $70,000 was expensed for legal work and $9,667 was expensed to date for consulting services. The remaining $106,333 is deferred on the balance sheet as a contra-equity. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On December 17, 2004, 37,500,000 shares of common stock were issued for consulting services and legal work. The value of the stock on that date for these shares was $.007 per share or $262,500 of which $105,000 was expensed for legal work and $13,125 was expensed to date for consulting services. The remaining $144,375 is deferred on the balance sheet as a contra-equity. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

During the quarter ended December 31, 2004, amortization of deferred fees that existed at September 30, 2004 was $152,125 with $482,917 remaining deferred at December 31, 2004.

From October 1, 2003 through December 31, 2004, 343,610,000 shares have been issued to escrow for convertible debenture discussed in Note 5. Of the

343,610,000 shares, 1,283,065 have been converted and 342,326,935 remain in escrow account to be issued upon conversion at a later date, and are not included in earnings per share, as discussed in Note 5.

Note 6 - Subscription Receivable Promissory Note

On August 23, 2004 the Company signed a promissory note with Nelana Holdings, Ltd., for $100,000. The maker promised to pay $10,000 to the Company by October 15, 2004 and $7,500, plus any accrued interest, by the 5th of each month thereafter, in exchange for 51,020 newly issued Series A Convertible Preferred Stock. To date no payments have been received by the Company. The promissory note is valid consideration for stock at Company's option in the state of Nevada. Technically, the note receivable is in default pursuant to terms of promissory note, but to date, the Company has not asserted right to file default notice. Accrued interest income was $504 for the three months ended December 31, 2004.

Note 7 - Subsequent Events

On January 20, 2005, the entire remaining $43,525 convertible debenture was converted into 14,609,631 common shares in three transactions. $5,635 of deferred issuance cost and the $16,114 of debt discount recorded will be expensed in the second quarter. Convertible debenture is described in more detail in Note 5 "Convertible Debentures."



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

On February 1, 2004 the Company and IElement (privately held national communications service provider) began exchanging services among their clients and began to provide their joint venture services to current and new business and household customers. Besides leveraging infrastructure assets, Reality Wireless began to leverage IElement's management and billing resources. IElement is a subsidiary of Integrated Communications Consulants Internet ("ICCI") with whom Reality Wireless entered into a non-binding letter of intent to merge announced the beginning of August 2003. ICCI and IElement are used throughout 10QSB interchangeably; ICCI is the parent company with whom the LOI is signed and the promissory note referred to in the LOI (see Note 13 to the September 30, 2004 financials) is executed with IElement. By mutual consent of both the Company and IElement, the LOI has been terminated.

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


RESULTS OF OPERATIONS

Retail sales for the three months ended December 31, 2004 and 2003 were $0 and $23,830, respectively. Effective August 31, 2004, the Company no longer provides services to customers, and therefore, no revenue has been collected since this date.

The Company's cost of sales for the three months ended December 31, 2004 and 2003 were $0 and $22,205, respectively. No cost of sales were incurred due to cessation of services provided to customers.

Gross margin for the three months ended December 31, 2004 and 2003 was $0 and $1,625, respectively. Until the merger with Genesis is closed, gross margin will be $0, as there are currently no cost of sales on related inactivity of services provided to customers.

Engineering and development costs for the three months ended December 31, 2004 and 2003 were $0 and $787, respectively. 2004 costs were exclusively depreciation of node head end and bandwidth software. All assets were written-off as abandoned as of September 1, 2004, and therefore, no depreciation was incurred in first quarter of 2005.

Operating expenses for the three months ended December 31, 2004 and 2003 were $999,415 and $3,060,176, respectively. 90,500,000 shares valued at $2,023,500, fair market value on grant date of $.007-$.08/share, were issued in the three months ended December 31, 2004 of which as of December 31, 2004, $903,625 has been expensed. The total amount expensed on deferred contracts in the first quarter of 2005 was $1,055,750 on remaining balance of $2,657,209, leaving $1,601,459 to be expensed over life of contracts and is recorded on balance sheet as a contra-equity. Legal expenses was reduced by $150,000 in the quarter ended December 31, 2004, due to sale of stock issued to vendor. At the time of issuance, legal expenses were increased for the value of stock issued, then, at time of stock sale, legal expenses were decreased and payment applied against outstanding account payable balance. The prior year consulting and legal expenses recorded on issuance of stock totaled $3,118,920, less $160,000 applied on sale of some stock against legal invoices.

Interest expense for the three months ended December 31, 2004 and 2003 was $31,544 and $25,446, respectively. Current year expense included $4,797 accrual for interest on outstanding payroll taxes. The remaining $25,623 was accrual of interest on outstanding notes payable and amortization of debt discount. For the three months ended December 31, 2003 the entire amount was accrued interest on outstanding notes payable.

Net loss for the three months ended December 31, 2004 and 2003 was $1,030,455 and $3,080,795, respectively.

Liquidity and Capital Resources

At December 31, 2004, the Company had negative working capital of $2.4 million. $1.24 million of this is attributable to bridge financing short-term notes, of which the Company hopes the majority will convert into equity upon funding.

Net cash used in investing activities was $0 and $147,500 for the three months ended December 31, 2004 and 2003, respectively. The $147,500 represents a note receivable and deposit from IElement, a privately held corporation, in conjunction with potential merge, that has been subsequently terminated and in August 2004 shares related to this deposit were converted into 71,154 shares of I-Element, who later merged with a publicly held company, Mailkey.

Net cash provided by financing activities was $0 and $182,800 for the nine months ended December 31, 2004 and 2003, respectively. The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The Company hopes the majority of bridge loans will convert to equity at time of funding.

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

Accounting for Stock-Based Compensation

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

The company did not issue any options during the three months ended December 31, 2004 or 2003 and as of December 31, 2004 there were no options outstanding.

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

Item 2. Changes in Securities.

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

On October 1, 2003, the Company entered into agreements with HEM Mutual Assurance, LLC to secure certain financing for the Company: (i) Agreement and Plan of Merger, (ii) Convertible Debenture Purchase Agreement, and (iii) 1% Convertible Debentures in the aggregate amount of Nine Hundred Ninety Four Thousand Dollars ($994,000). The Company chose to amend the Agreements to provide for the issuance of an additional 600,000 shares (adjusted as per October 4, 2004 reverse stock split), thereby increasing the number of shares from 600,00 to 1,200,000 (adjusted as per October 4, 2004 reverse stock split), to HEM Mutual Assurance, LLC and to secure additional financing for the Company (the "Amendments"). Copies of the Amendments are made exhibits to the 10-QSB filed May 24, 2004. These securities were issued on May 6, 2004, pursuant to the exemption provided by section 3(a)(9) of the Securities Act of 1933. On December 2, 2004, the Company issued an additional 340,000,000 shares to HEM Mutual Assurance, LLC to provide for the conversion of the outstanding Convertible Debentures as provided in the Convertible Debenture Agreement.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On September 1, 2004, the Board submitted to shareholders holding in excess of 50% of voting capital stock a proposal for a reverse stock split on a 100:1 basis. Reality received consent in excess of 50% of voting capital stock, as detailed in the Information Statement filed September 14, 2004 on Schedule 14C and the reverse split became effective October 4, 2004

Item 5. Other Information.

The following actions were taken by the Board of Directors of the Company (the "Board") during the period ended December 31, 2004. Where agreements are referenced, such agreements are incorporated herein by reference.

On November 10, 2004, the Board ratified a prior consulting agreement with Kevin Evans and authorized issuance of 2,500,000 shares common stock of the Company on Form S-8 to Kevin Evans.

On November 15, 2004, the Board entered into new consulting agreements with Michael Park and Steve Careaga, ratified a prior amendment to a consulting agreement with Terry Byrne, and ratified an existing engagement agreement with The Otto Law Group, PLLC, for legal services rendered to the company, and authorized issuance of 4,000,000 shares, 1,000,000 shares, 10,000,000 shares and 10,000,000 shares of common stock the Company of Form S-8 to Michael Park, Steve Careaga, Terry Byrne, and David M. Otto of The Otto Law Group, respectively.

In a resolution dated December 2, 2004, the Board authorized the Company to issue additional 340,000,000 shares to HEM Mutual Assurance, LLC to provide for the conversion of the outstanding Convertible Debentures as provided in the Convertible Debenture Agreement between the Company and HEM Mutual Assurance, LLC.

On December 5, 2004, the Board entered into new consulting agreements with Bradford Van Siclen, Sean Patton and Fabiola Campbell, ratified prior amendments to exisitng consulting agreement with Terry Byrne and Michael Park, and ratified an existing engagement agreement with The Otto Law Group, PLLC, for legal services rendered to the company, and authorized issuance of 5,000,000 shares, 1,000,000 shares, 500,000 shares, 5,000,000 shares, 4,000,000 shares and
10,000,000 of common stock the Company of Form S-8 to Bradford Van Siclen, Sean Patton, Fabiola Campbell, Terry Byrne, Michael Park, and David M. Otto of The Otto Law Group, respectively.

On December 16, 2004, the Board ratified a prior amendments to existing consulting agreements with Terry Byrne, Kevin Evans, and Bradford Van Siclen and ratified an existing engagement agreement with The Otto Law Group, PLLC, for legal services rendered to the company, and authorized issuance of 7,500,000 shares, 7,500,000 shares, 7,500,000 shares and 15,000,000 shares of common stock the Company of Form S-8 to Terry Byrne, Kevin Evans, Bradford Van Siclen, and David M. Otto of The Otto Law Group, PLLC, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

-------------------------------------------------------------------------------
Exhibit
Number         Title of Document                   Location of Document
-------------------------------------------------------------------------------
3              Articles of Incorporation           Incorporated by reference
                                                   to the 10-SB Filed on June
                                                   15, 1999
-------------------------------------------------------------------------------
3.1            Bylaws                              Incorporated by reference
                                                   to the 10-SB Filed on June
                                                   15, 1999
-------------------------------------------------------------------------------
3.2            Certificate of Amendment to         Incorporated by reference
               Articles of Incorporation           to the 10-KSB Filed on
                                                   April 15, 2002
-------------------------------------------------------------------------------
3.3            Certificate of Amendment to         Incorporated by reference
               Articles of Incorporation           to the 8-K Filed on May 3,
                                                   2002
-------------------------------------------------------------------------------
3.4            Certificate of Amendment to         Incorporated by reference
               Articles of Incorporation           to the 10-QSB filed on
                                                   August 25,2003
-------------------------------------------------------------------------------
4.1            Engagement Agreement with The       Incorporated by reference
               Otto Law Group, PLLC                to the S8 filed December 1,
                                                   2003
-------------------------------------------------------------------------------
4.2            Amendment No. 3 to Consulting       Incorporated by reference
               Services Agreement between          to the S8 filed November
               Kevin Evans and Reality             12, 2004
               Wireless Networks, Inc.
-------------------------------------------------------------------------------
4.3            Amendment No. 7 to Consulting       Incorporated by reference
               Services Agreement between          to the S8 filed November
               Bartholomew International           18, 2004
               Investments, LLC and Reality
               Wireless Networks, Inc.
-------------------------------------------------------------------------------
4.4            Consulting Services Agreement       Incorporated by reference
               between Michael Park and            to the S8 filed November
               Reality Wireless Networks, Inc.     18, 2004
-------------------------------------------------------------------------------
4.5            Consulting Services Agreement       Incorporated by reference
               between Michael Park and            to the S8 filed November
               Reality Wireless Networks, Inc.     18, 2004
-------------------------------------------------------------------------------
4.6            Consulting Services Agreement       Incorporated by reference
               between Sean Patton and Reality     to the S8 filed December 2,
               Wireless Networks, Inc.             2004
-------------------------------------------------------------------------------
4.7            Consulting Services Agreement       Incorporated by reference
               between Fabiola Campbell and        to the S8 filed December 2,
               Reality Wireless Networks, Inc.     2004
-------------------------------------------------------------------------------
4.8            Amendment No. 8 to Consulting       Incorporated by reference
               Services Agreement between          to the S8 filed December
               Bartholomew International           10, 2004
               Investments and Reality
               Wireless Networks, Inc.
-------------------------------------------------------------------------------
4.9            Amendment No. 1 to Consulting       Incorporated by reference
               Services Agreement between          to the S8 filed December
               Michael Park and Reality            10, 2004
               Wireless Networks, Inc.
-------------------------------------------------------------------------------
4.10           Consulting Services Agreement       Incorporated by reference
               between Bradford Van Siclen and     to the S8 filed December
               Reality Wireless Networks, Inc.     10, 2004
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
4.11           Amendment No. 9 to Consulting       Incorporated by reference
               Services Agreement between          to the S8 filed December
               Bartholomew International           17, 2004
               Investments and Reality
               Wireless Networks, Inc.
-------------------------------------------------------------------------------
4.12           Amendment No. 4 to Consulting       Incorporated by reference
               Services Agreement between          to the S8 filed December
               Kevin Evans and Reality             17, 2004
               Wireless Networks, Inc.
-------------------------------------------------------------------------------
4.13           Amendment No. 1 to Consulting       Incorporated by reference
               Services Agreement between          to the S8 filed December
               Bradford Van Siclenand Reality      17, 2004
               Wireless Networks, Inc.
-------------------------------------------------------------------------------
31.1           Certification by Principal          Attached
               Executive Officer
-------------------------------------------------------------------------------
31.2           Certification by Principal          Attached
               Financial Officer
-------------------------------------------------------------------------------
32             Certification Pursuant to 906       Attached
-------------------------------------------------------------------------------

(b) Reports on Form 8-K.

During the period ended December 31, 2004, the Company filed the following reports on Form 8-K:

-----------------------------------------------------
Date of Event Reported            Items Reported
-----------------------------------------------------
11/12/04                          Items 1, 3, and 9
-----------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           REALITY WIRELESS NETWORKS, INC.

Dated:  March 2, 2005      /s/ Steve Careaga
                           ----------------------
                           By: Steve Careaga
                           Its:  Chief Executive Officer, Principal Financial
                           Officer/Acting Chief Financial Officer, Director