Form 10QSB/A
period 2004-12-31
REALITY WIRELESS NETWORKS INC
filed 2005-03-07
CIK 1088537

================================================================================

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

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

                         REALITY WIRELESS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                December 31,
                                                                                   2004
                                                                                (unaudited)
                                                                                ------------
ASSETS

           Current assets:
             Cash                                                               $          0
                                                                                ------------
               Total current assets                                                        0

           Debt Issuance Cost, net                                                     5,635
           Investment in non-marketable securities                                    32,063
                                                                                ------------
                                                                                $     37,698
                                                                                ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

           Current liabilities:
             Accounts payable                                                   $    304,087
             Accounts payable, related party                                          73,611
             Accrued payroll                                                         190,196
             Accrued payroll taxes                                                   241,573
             Accrued interest                                                        261,515
             Accrued expenses                                                         18,633
             Current portion of notes                                              1,238,974
                                                                                ------------
               Total current liabilities                                           2,328,589
                                                                                ------------

           Convertible Debentures, net of discount                                    27,412

                                                                                ------------
               Total liabilities                                                   2,356,001

           Stockholders' deficit:
            Preferred stock, $.001 par value, 100,000,000 shares authorized:
           none issued and outstanding
              Series A Preferred stock, $.001 par value, 5,000,000
           authorized: 51,020 issued and outstanding                                      51
            Common stock, $.001 par value, 500,000,000 shares authorized:
           437,497,636 shares issued and 95,170,702 outstanding                       95,171
            Common stock issuable (1 share)                                               --
            Additional paid in capital                                            14,144,991
            Subscription Receivable Promissory Note and Interest                    (101,509)
            Deferred Expense                                                      (1,601,459)
            Accumulated deficit                                                  (14,855,548)
                                                                                ------------
               Total stockholders' deficit                                        (2,318,303)
                                                                                ------------
                                                                                $     37,698
                                                                                ============


See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended
                                                  ------------------
                                              December 31,    December 31,
                                                  2004            2003
                                              ------------    ------------
Revenue                                       $         --    $     23,830
Cost of sales                                           --          22,205
                                              ------------    ------------

Gross margin                                            --           1,625

Engineering and development                             --             787
General and administrative                          51,117       2,040,469
Consulting                                         349,060         577,087
Legal                                              599,238         442,620

                                              ------------    ------------
Operating Expenses                                 999,415       3,060,963
                                              ------------    ------------

Loss from operations                              (999,415)     (3,059,338)

Other income (expense):
Gain (loss) on disposition of assets                    --           3,989
Interest income                                        504              --
Interest expense                                   (31,544)        (25,446)
                                              ------------    ------------
                                                   (31,040)        (21,457)
                                              ------------    ------------

                                              ------------    ------------
Net loss                                      $ (1,030,455)   $ (3,080,795)
                                              ============    ============

Basic and diluted net loss per common share   $      (2.93)   $      (3.58)
                                              ============    ============

Weighted Average Shares                            351,164         859,719
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