Form 10-Q
period 2005-03-31
REALITY WIRELESS NETWORKS INC
filed 2005-05-16
CIK 1088537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2005
                       Securities and Exchange Commission
                              File Number 000-26369


                         Reality Wireless Networks, Inc.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
                  Nevada                                      88-0422026
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)
--------------------------------------------------------------------------------

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

                                         YES |X| NO |_|

The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of May 5, 2005, was 270,624,707 issued and 159,782,404 outstanding

                         Reality Wireless Networks, Inc.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheet at March 31, 2005 (Unaudited)
         Consolidated Statements of Operations for the three and six months ended March 31, 2005 and 2004 (Unaudited)
         Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and 2004 (Unaudited)
         Notes to Consolidated Financial Statements (Unaudited)

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

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

                 REALITY WIRELESS NETWORKS, INC.
                   CONSOLIDATED BALANCE SHEET

                                                                                 March 31,
                                                                                   2005
                                                                                (unaudited)
                                                                               ------------
                                     ASSETS

             Current assets:
               Cash                                                            $          0
                                                                               ------------
                 Total current assets                                                     0

             Investment in non-marketable securities                                 21,375
                                                                               ------------
                 TOTAL ASSETS                                                  $     21,375
                                                                               ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

             Current liabilities:
               Accounts payable                                                $    320,127
               Accounts payable, related party                                      168,770
               Accrued payroll                                                      190,196
               Accrued payroll taxes                                                251,830
               Accrued interest                                                     271,580
               Accrued expenses                                                      18,633
               Notes payable                                                      1,188,788
                                                                               ------------
                 Total current liabilities                                        2,409,924
                                                                               ------------

             Stockholders' deficit:
               Preferred stock, $.001 par value, 100,000,000 shares
             authorized: none issued and outstanding                                      0
               Series A Preferred stock, $.001 par value, 5,000,000
             authorized: 51,020 issued and outstanding                                   51
               Common stock, $.001 par value, 500,000,000 shares authorized:
               270,624,707 shares issued and 159,782,404 outstanding                159,781
               Common stock issuable (1 share)                                           --
               Additional paid in capital                                        14,277,907
               Subscription Receivable Promissory Note and Interest                (102,002)
               Deferred Expense                                                  (1,144,934)
               Accumulated deficit                                              (15,579,352)
                                                                               ------------
                 Total stockholders' deficit                                     (2,388,549)
                                                                               ------------
                 Total Liabilities and stockholders' Defecit                   $     21,375
                                                                               ============



     See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three months ended              Six months ended
                                               ------------------              ----------------
                                            March 31,       March 31,       March 31,      March 31,
                                              2005            2004            2005            2004
                                          ------------    ------------    ------------    ------------
Revenue                                   $         --    $     20,386    $         --    $     44,216
Cost of sales                                       --          20,727              --          42,932
                                          ------------    ------------    ------------    ------------

Gross margin                                        --            (341)             --           1,284

Engineering and development                         --             787              --           1,574
General and administrative                      67,882          92,934         118,998         125,171
Consulting                                     458,994       1,887,005         808,054       2,464,091
Legal                                          129,459         131,103         728,697         573,722
                                          ------------    ------------    ------------    ------------
Total Operating expenses                       656,335       2,111,829       1,655,749       3,164,558
                                          ------------    ------------    ------------    ------------

Loss from operations                          (656,335)     (2,112,170)     (1,655,749)     (3,163,274)

Other income (expense):
Gain on disposition of assets                       --              --              --           3,989
Impairment of non-marketable securities        (10,688)                        (10,688)
Settlement Loss                                 (9,814)        (31,785)         (9,814)        (31,785)
Interest income                                    493           3,949             997           3,949
Interest expense                               (47,461)       (211,708)        (79,005)       (237,154)
                                          ------------    ------------    ------------    ------------
Total other income (expenses)                  (67,470)       (239,544)        (98,510)       (261,001)
                                          ------------    ------------    ------------    ------------

                                          ------------    ------------    ------------    ------------
Net Loss                                  $   (723,805)   $ (2,351,714)   $ (1,754,259)   $ (3,424,275)
                                          ============    ============    ============    ============

Basic and diluted net loss per common
  share                                   $      (0.57)   $      (1.41)   $      (2.17)   $      (3.33)
                                          ============    ============    ============    ============

Weighted Average Shares                      1,268,882       1,665,466         807,428       1,028,286
                                          ============    ============    ============    ============


     See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six months ended March 31,
                                                                                     --------------------------
                                                                                       2005            2004
                                                                                    ------------    ------------
Cash flows from operating activities:
       Net loss                                                                       (1,754,259)     (3,424,274)
        Adjustments to reconcile net income to net cash
              used in operating activities:
        Depreciation and amortization                                                         --           1,573
        Impairment loss on investment                                                     10,688              --
        Settlement loss                                                                    9,814              --
        Beneficial conversion and debt issue cost amortization                            23,266         177,795
        Common stock issued for services                                               1,582,276       3,146,858
        Settlement of accounts payable in legal expense                                 (140,674)       (160,000)
        Interest income on subscription receivable                                          (997)             --
        Loss on debt settlement                                                               --          31,785
        Company expense paid by other than Company                                        10,086          79,753
     Changes in operating assets and liabilities
        Prepaids and other current assets                                                     --         (13,047)
        Accounts payable                                                                  20,450           8,987
        Accounts payable, related party                                                  170,571          62,252
        Accrued interest                                                                  50,688          45,815
        Accrued payroll and payroll taxes                                                 18,091          15,666
                                                                                    ------------    ------------
                Net cash used in operating activities                                         --         (26,837)
                                                                                    ------------    ------------

     Cash flows from investing activities:
        Loan disbursement on note receivable                                                            (147,500)
        Disbursement of deposit                                                                         (100,000)
                                                                                    ------------    ------------
                Net cash used in investing activities                                         --        (247,500)
                                                                                    ------------    ------------

     Cash flows from financing activities:
        Proceeds from convertible debenture, net                                              --         350,000
        Proceeds from notes payable                                                           --              --
        Contributed capital                                                                   --              --
        Principal payments notes payable and capital leases                                   --         (77,200)
                                                                                    ------------    ------------
                Net cash  provided by financing activities                                    --         272,800
                                                                                    ------------    ------------

     Net increase in cash and cash equivalents                                                --          (1,537)
     Cash and cash equivalents at beginning of period                                         --           2,148
                                                                                    ------------    ------------
     Cash and cash equivalents at end of period                                               --             611
                                                                                    ============    ============

        Cash paid for:
          Interest                                                                            --              --
          Taxes                                                                               --              --

        Schedule of non cash investing and financing activites:
        Settlement of debt and accrued interest with contributed capital                  65,186              --

     See accompanying summary of accounting policies and notes to financials

                            REALITY WIRELESS NETWORKS
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1:Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of Reality Wireless Networks, Inc. ("Reality") have been prepared in accordance with the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended September 30, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year end September 30, 2004 as reported in the 10-KSB have been omitted.

Principles of Consolidation

The financial statements include the accounts of Reality's inactive wholly-owned Canadian subsidiary, 527403 B.C. Limited. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
..

Note 2 - Going Concern

The financial statements have been prepared assuming that Reality will continue as a going concern. Reality has a significant accumulated deficit and working capital deficiency at March 31, 2005, is not active, is in default on all notes payable and is unable to meet its obligations as they come due, all of which raise substantial doubt about Reality's ability to continue as a going concern. In addition, preferred stock and related subscription note receivable is being cancelled in May 2005. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Reality be unable to continue as a going concern.

The continued support of Reality's creditors, lenders and shareholders is required in order for Reality to continue as a going concern. Management's plans to support Reality's operations include borrowing additional funds, raising additional capital and pursuing plans with one or more merger candidates. (See
Note 3 for merger agreement). Reality's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.

Note 3 -Commitments and Contingencies

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

On July 16, 2004 counsel to Reality received Notices of Hearing and Amended Complaints from the State of California, Department of Industrial Relations, Division of Labor Standards Enforcement, for State Case Number 12-54273 JM, in which plaintiff claims that Reality owes (1) unpaid wages in the amount of $1,240, (2) unpaid reimbursable business expenses of $950.00, and (3) additional wages accrued as a penalty of up to $155.00 per day for "an indeterminate number of days not to exceed thirty days." Reality subsequently failed to reach a settlement and, at hearing on July 16, 2004, judgment was entered against Reality in an amount that has not yet been disclosed but is expected to be approximately $6,840.00.

On October 13, 2004, a note holder of the Company, filed a complaint in the Superior Court of the State of California, Los Angeles County, alleging that the Company breached its contract under a promissory note. In March of 2005 the Company completed and met its obligations in connection with the settlement and as of March 31, 2005 no additional amounts are owed on this note. The settlement paid off $50,186 in notes payable and $15,000 of accrued interest. The settlement was not paid by the Company, but was paid on behalf of the Company and resulted in a settlement loss of $9,814. The payment of $75,000 was recorded in additional paid in capital.

On January 13, 2005, a note holder of the Company, filed a complaint in the Superior Court of the State of Washington, Kings County, alleging that the Company breached its contract under a $209,252 promissory note to be paid in twenty four monthly installments commencing June 2004, to date one payment has been applied. The Company is contesting the claim and is currently engaged in the discovery portion of the litigation.


Note 4 - Accounts Payable - related party

Approximately $150,000 and $160,000 was applied during the six months ended March 31, 2005 and March 31, 2004, respectively, against outstanding accounts payable balance with a related party legal services vendor. The payments were applied through stock issued to the vendor and, upon liquidation of stock, the vendor applied net sale proceeds against outstanding balance. The party is related as a principal shareholder.

Note 5 - Debt

Convertible Debentures

As of March 31, 2005, 15,892,696 shares have been issued for conversion of debentures totaling $550,000, with 14,609,631 of these issued during the six months ended March 31, 2005 for $43,526 of debenture principal. As of March 31, 2005 all debentures sold have been converted. The Convertible Debenture Purchase Agreement entered into on October 27, 2003 allowed for $1,000,000 in debentures to be issued/sold by the Company, $450,000 has not yet been issued/sold (the "Convertible Debentures").

Amortization of debt discount and of debt issue costs for the six months ended March 31, 2005 were $17,238 and $6,028, respectively.

Note 6 -Common Stock

On February 23, 2005, 50,000,000 shares of common stock were issued for consulting services, employment agreements and legal work. The value of the stock, based on the quoted trading price of $.0014 on the grant date, was $70,000 in total of which $34,300 was expensed for legal work and $2,975 was expensed for consulting and employment services. The remaining $32,725 is on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

During the six months ended March 31, 2005, amortization of deferred fees that existed at September 30, 2004 was $304,251 with $329,458 remaining deferred at March 31, 2005 and amortization of deferred fees for stock grants granted in 2005 was $1,278,025 with $815,476 remaining deferred at March 31, 2005. Therefore, the total amortization expense for the six months ended March 31, 2005 of existing and current year deferred fees was $1,582,276 with $1,144,934 remaining deferred at March 31, 2005.

From October 1, 2003 through March 31, 2005, 125,885,000 shares have been issued to escrow for convertible debenture discussed in Note 5. Of the 125,885,000 shares, 15,892,696 have been converted and 109,992,304 remain in an escrow account to be issued upon conversion at a later date, and are not included in earnings per share. As discussed in Note 5, there are currently no Convertible Debentures owed or available for conversion.

Note 7 - Subscription Receivable Promissory Note

On August 23, 2004 the Company signed a promissory note with Nelana Holdings, Ltd., for $100,000. The maker promised to pay $10,000 to the Company by October 15, 2004 and $7,500, plus any accrued interest, by the 5th of each month thereafter, in exchange for 51,020,041 newly issued Series A Convertible Preferred Stock. To date no payments have been received by the Company. As the Company deems collection unlikely, effective May 12, 2005 the Board authorized the cancellation of the Series A Convertible Preferred Stock. The subscription receivable promissory note will be reversed out of equity section of balance sheet. The net effect on income statement will be approximately $1,200 in interest income reversed.

Note 8 - Subsequent Events

On April 14, 2005, the Company issued 105,000,000 shares of common stock for consulting services and legal work. The services will be valued at the stock price on the date granted and recognized over the services period. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On May 12, 2005 the Board authorized the cancellation of the Series A Convertible Preferred Stock. The subscription receivable promissory note will be reversed out of equity section of balance sheet. The net effect on income statement will be approximately $1,200 in interest income reversed.




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by Reality Wireless Networks, Inc. ("Reality" or "the Company") in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes;
(3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations; (7) required accounting changes; (8) the Company's ability to meet its debt obligations; and (9) other factors over which Reality has little or no control.

GENERAL OVERVIEW

Reality was incorporated in the state of Nevada on March 17, 1999. On March 5, 2002 the Company entered into an asset purchase agreement with Reality Networks, Inc., a Delaware corporation.

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

In September 2004, the Company changed its strategy due to poor operating conditions and poor operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fiscal fourth quarter of 2004 that committed to the shutting down of its current business and to seek a merger or acquisition transaction with a Company having better financial resources as well as advise such small, private companies on conducting due diligence, strategic positioning and valuation analysis for newly developing businesses. As of September 2004, the Company ceased providing services to customers and has disposed of most of its assets. The Company has entered a new development phase, while formulating a plan to improve its financial position.


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


RESULTS OF OPERATIONS

Retail sales for the three months ended March 31, 2005 and 2004 were $0 and $20,386, respectively. Retail sales for the six months ended March 31, 2005 and 2004 were $0 and $44,216, respectively. Effective August 31, 2004, the Company no longer provides services to customers, and therefore, no revenue has been collected since this date.

The Company's cost of sales for the three months ended March 31, 2005 and 2004 were $0 and $20,727, respectively. Cost of sales for the six months ended March 31, 2005 and 2004 were $0 and $42,932, respectively. No cost of sales were incurred in the current fiscal year due to cessation of services provided to customers.

Gross margin for the three months ended March 31, 2005 and 2004 was $0 and $(341), respectively. Gross margin for the six months ended March 31, 2005 and 2004 was $0 and $1,284, respectively Until the merger with Genesis is closed, gross margin will be $0, as there are currently no cost of sales on related inactivity of services provided to customers.

Engineering and development costs for the three months ended March 31, 2005 and 2004 were $0 and $787, respectively. Engineering and development costs for the six months ended March 31, 2005 and 2004 were $0 and $1,574, respectively. 2004 costs were exclusively depreciation of node head end and bandwidth software. All assets were written-off as abandoned as of September 1, 2004, and therefore, no depreciation was incurred in 2005 fiscal year.

Operating expenses for the three months ended March 31, 2005 and 2004 were $656,335 and $2,111,829, respectively. 50,000,000 shares valued at $70,000, fair market value on grant date of $.0014/share, were issued in the three months ended March 31, 2005 of which as of March 31, 2005, $37,275 has been expensed. Operating expenses for the six months ended March 31, 2005 and 2004 were $1,655,749 and $3,164,558, respectively. 140,500,000 shares valued at
$2,093,500, fair market value on grant date of $.007-$.08/share, were issued in the six months ended March 31, 2005 of which as of March 31, 2005, $1,278,025 has been expensed. The total amount expensed on deferred contracts in the first two quarters of 2005 was $1,582,276 on remaining balance of $2,727,209, leaving $1,144,933 to be expensed over life of contracts and is recorded on balance sheet as a contra-equity. Legal expenses was reduced by $140,674 and $160,000 in the six months ended March 31, 2005 and 2004, respectively, due to sale of stock issued to related party legal services vendor. At the time of issuance, legal expenses were increased for the value of stock issued, then, at time of stock sale, legal expenses were decreased and payment applied against outstanding account payable balance.

Interest expense for the three months ended March 31, 2005 and 2004 was $47,461 and $211,708, respectively. Interest expense for the six months ended March 31, 2005 and 2004 was $79,005 and $237,154, respectively The first two quarters of 2005 expense included $11,079 accrual for interest on outstanding payroll taxes and $17,238 amortization of debt discount expense. The remaining $50,687 was accrual of interest on outstanding notes payable. The first two quarters of 2004 expense included $9,594 accrual for interest on outstanding payroll taxes and $177,796 beneficial conversion expense related to conversion of $350,000 in cumulative debenture conversions. The remaining $49,764 was accrual of interest on outstanding notes payable.

Settlement loss for the three and six months ended March 31, 2005 was $9,814 The settlement loss was recorded in conjunction with reducing notes payable liability. See Note 3 to financials.

Interest income for the three months ended March 31, 2005 and 2004 was $493 and $3,949, respectively and represented accrued interest on subscription receivable and in 2004 I-Element note receivable. Interest income for the six months ended March 31, 2005 and 2004 was $997 and $3,949 and represented accrued interest on subscription receivable and I-Element note receivable, respectively.



Net loss for the three months ended March 31, 2005 and 2004 was $723,805 and $2,351,714, respectively. Net loss for the six months ended March 31, 2005 and 2004 was $1,754,259 and $3,424,275, respectively.


Liquidity and Capital Resources

At March 31, 2005, the Company had negative working capital of $1.19 million. $1.24 million of this is attributable to bridge financing short-term notes, of which the Company hopes the majority will convert into equity upon funding.

Net cash used in investing activities was $0 and $247,500 for the six months ended March 31, 2005 and 2004, respectively. The $247,500 represents a note receivable and deposit from IElement, a privately held corporation, in conjunction with potential merge, that has been subsequently terminated and in August 2004 shares related to this deposit were converted into 120,230 shares of I-Element, who later merged with a publicly held company, Mailkey Corporation.

Net cash provided by financing activities was $0 and $272,800 for the six months ended March 31, 2005 and 2004, respectively. The $272,800 represents $350,000 received from sale/issuance of convertible debentures, less $77,200 payment on notes and leases. The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The Company hopes the majority of bridge loans will convert to equity at time of funding.

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


Factors That May Affect Future Results


Dependence Upon External Financing: The Company has been building its business through revenues generated from operations supplemented by the sale of its common stock. The ability of the Company to continue its growth and expand its business is dependent upon the ability of the Company to raise additional financing either through the issuance of additional stock or the incurrence of debt.

Ability to Meet Outstanding Debt Obligations: The substantial debt obligations pose risks to the Company and to the stockholders by:

      o     making it more difficult for the Company to satisfy our obligations;

      o requiring the Company to dedicate a substantial portion of cash flow to principal and interest payments on debt obligations of the Company, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

      o impeding the Company from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

      o making the Company more vulnerable to a downturn in its business and limiting flexibility to plan for, or react to, changes in business. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.


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

On October 13, 2004, Lyn Rowbotham-Ameche, note holder of the Company, filed a complaint in the Superior Court of the State of California, Los Angeles County, alleging that the Company breached its contract under a promissory note. In March of 2005 the Company completed and met its obligations in connection with a settlement with Ms. Rowbotham-Ameche.

On January 13, 2005, Brent M. Haines, note holder of the Company, filed a complaint in the Superior Court of the State of Washington, Kings County, alleging that the Company breached its contract under a promissory note. The Company is contesting the claim and is currently engaged in the discovery portion of the litigation.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

The following actions were taken by the Board of Directors of the Company (the "Board") during the period ended March 31, 2005. Where agreements are referenced, such agreements are incorporated herein by reference.

On February 18, 2005, the Board ratified a existing consulting agreements with Terry Byrne, and Bradford Van Siclen, ratified an existing employment agreement with Steve Careaga, and ratified an existing engagement agreement with The Otto Law Group, PLLC, for legal services rendered to the company, and authorized issuance of 12,250,000 shares, 12,250,000, 1,000,000 shares, and 24,500,000 shares, respectively, of common stock the Company of Form S-8 to Terry Byrne, Bradford Van Siclen, Steve Careaga and David M. Otto of The Otto Law Group, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

------------------------------------------------------------------------------------------------------
Exhibit Number     Title of Document                       Location of Document
------------------------------------------------------------------------------------------------------
3                  Articles of Incorporation               Incorporated by reference to the 10-SB
                                                           Filed on June 15, 1999
------------------------------------------------------------------------------------------------------
3.1                Bylaws                                  Incorporated by reference to the 10-SB
                                                           Filed on June 15, 1999
------------------------------------------------------------------------------------------------------
3.2                Certificate of Amendment to Articles    Incorporated by reference to the 10-KSB
                   of Incorporation                        Filed on April 15, 2002
------------------------------------------------------------------------------------------------------
3.3                Certificate of Amendment to Articles    Incorporated by reference to the 8-K
                   of Incorporation                        Filed on May 3, 2002
------------------------------------------------------------------------------------------------------
3.4                Certificate of Amendment to Articles    Incorporated by reference to the 10-QSB
                   of Incorporation                        filed on August 25,2003
------------------------------------------------------------------------------------------------------
4.5                Amendment No. 10 to Consulting          Incorporated by reference to the S8 filed
                   Services Agreement between              February 22, 2005
                   Bartholomew International Investments
                   and Reality Wireless Networks, Inc.
------------------------------------------------------------------------------------------------------
4.6                Amendment No. 1 to Consulting           Incorporated by reference to the S8 filed
                   Services Agreement between Steve        February 22, 2005
                   Careaga and Reality Wireless
                   Networks, Inc.
------------------------------------------------------------------------------------------------------
4.7                Amendment No. 2 to Consulting           Incorporated by reference to the S8 filed
                   Services Agreement between Bradford     February 22, 2005
                   Van Siclenand Reality Wireless
                   Networks, Inc.
------------------------------------------------------------------------------------------------------
31.1               Certification by Principal Executive    Attached
                   Officer
------------------------------------------------------------------------------------------------------
31.2               Certification by Principal Financial    Attached
                   Officer
------------------------------------------------------------------------------------------------------
32                 Certification Pursuant to 906           Attached
------------------------------------------------------------------------------------------------------

(b) Reports on Form 8-K.

During the period ended March 31, 2005, the Company filed the following reports on Form 8-K:

None

-------------------------- -----------------------------
Date of Event Reported     Items Reported
-------------------------- -----------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REALITY WIRELESS NETWORKS, INC.


Dated:  May 13, 2005          /s/ Steve Careaga
                              ----------------------
                              By:  Steve Careaga
                              Its: Chief Executive Officer, Principal Financial
                              Officer/Acting Chief Financial Officer, Director