Form 10QSB
period 2005-06-30
REALITY WIRELESS NETWORKS INC
filed 2005-08-31
CIK 1088537

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

                     FOR THE QUARTERLY PERIOD ENDED June 30,
               2005 Securities and Exchange Commission File Number
                                    000-26369


                         Reality Wireless Networks, Inc.
             (Exact name of registrant as specified in its charter)

                  Nevada                                   88-0422026
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

                        4916 Point Fosdick Dr., Suite 102
                          Gig Harbor, Washington 98335
          (Address of principal executive offices, including zip code)

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

                                      YES  |X|         NO  |_|

         The number of issued and outstanding shares of the Registrants
     Common Stock, $0.001 par value, as of August 13, 2005, was 385,460,212 issued and 385,185,321 outstanding
================================================================================

                         Reality Wireless Networks, Inc.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheet at June 30, 2005 (Unaudited)

         Consolidated Statements of Operations for the three and nine months ended June 30, 2005 and 2004 (Unaudited)

         Consolidated Statements of Cash Flows for the nine months June 30, 2005 and 2004 (Unaudited)

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

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-


                         REALITY WIRELESS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                  June 30,
                                                                    2005
                                                                 (unaudited)
                                                               --------------
                                     ASSETS

Current assets:
  Cash                                                         $           --
                                                               --------------
    Total current assets                                                   --

Investment in non-marketable securities                                21,375
                                                               --------------
  TOTAL ASSETS                                                 $       21,375
                                                               ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                             $      334,298
  Accounts payable, related party                                     359,584
  Accrued payroll                                                     190,196
  Accrued payroll taxes                                               260,876
  Accrued interest                                                    296,923
  Accrued expenses                                                     18,633
  Notes payable                                                     1,188,788
                                                               --------------
    Total current liabilities                                       2,649,298
                                                               --------------

Stockholders' deficit:
  Preferred stock, $.001 par value, 100,000,000 shares
 authorized: none issued and outstanding                                   --
  Series A Preferred stock, $.001 par value, 5,000,000
 authorized: no shares issued and outstanding                              --
  Common stock, $.001 par value, 500,000,000 shares
 authorized:  161,640,133 shares issued and 161,365,152
 outstanding                                                          161,364
  Common stock issuable (1 share)                                          --
  Additional paid in capital                                       37,582,138
  Deferred expense                                                (17,778,695)
  Accumulated deficit                                             (22,592,730)
                                                               --------------
    Total stockholders' deficit                                    (2,627,923)
                                                               --------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $       21,375
                                                               ==============

    See accompanying summary of accounting policies and notes to financials

                         REALITY WIRELESS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended               Nine months ended
                                                          ------------------               -----------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------
Revenue                                              $         --    $     12,296    $         --    $     56,512
Cost of sales                                                  --          12,296              --          55,228
                                                     ------------    ------------    ------------    ------------

Gross margin                                                   --              --              --           1,284

Engineering and development                                    --             787              --           2,360
General and administrative                              1,064,958          63,350       1,183,957         188,521
Consulting                                              1,461,721       1,801,369       2,269,775       4,265,460
Legal                                                   4,455,815         587,324       5,184,511       1,161,047
                                                     ------------    ------------    ------------    ------------
  Total operating expenses                              6,982,494       2,452,830       8,638,243       5,617,388
                                                     ------------    ------------    ------------    ------------

Loss from operations                                   (6,982,494)     (2,452,830)     (8,638,243)     (5,616,104)

Other income (expense):
Gain on disposition of assets                                  --              --              --           3,989
Impairment of non-marketable securities                        --              --         (10,688)             --
Settlement loss                                                --         (23,667)         (9,814)        (55,452)
Interest income                                                --           3,085             997           7,035
Interest expense                                          (30,884)       (197,983)       (109,889)       (435,137)
                                                     ------------    ------------    ------------    ------------
  Total other income (expenses)                           (30,884)       (218,565)       (129,394)       (479,565)
                                                     ------------    ------------    ------------    ------------
Net loss                                             $ (7,013,378)   $ (2,671,395)   $ (8,767,637)   $ (6,095,669)
                                                     ============    ============    ============    ============

Basic and diluted net loss per common share          $      (0.39)   $    (362.75)   $      (1.43)   $  (1,291.94)
                                                     ============    ============    ============    ============
Weighted average shares outstanding                    17,936,227           7,364       6,135,782           4,718
                                                     ============    ============    ============    ============

     See accompanying summary of accounting policies and notes to financials

                     REALITY WIRELESS NETWORKS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                          Nine months ended June 30,
                                                                          --------------------------
                                                                            2005              2004
                                                                         ------------    ------------
Cash flows from operating activities:
       Net loss                                                            (8,767,637)     (6,095,669)
        Adjustments to reconcile net income to net cash
              used in operating activities:
        Depreciation and amortization                                              --           2,360
        Impairment loss on investment                                          10,688              --
        Settlement loss                                                         9,814              --
        Beneficial conversion and debt issue cost amortization                 23,266         348,278
        Common stock issued for services                                    8,332,264       5,307,896
        Settlement of accounts payable in legal expense                      (150,000)             --
        Interest income on subscription receivable                                208              --
        Loss on debt settlement                                                    --          55,451
        Company expense paid by other than Company                             32,100          78,266
        Common stock subscription receivable uncollectable                        797              --
     Changes in operating assets and liabilities
        Prepaids and other current assets                                          --         (19,390)
        Accounts payable                                                       34,621         189,231
        Accounts payable, related party                                       370,711         (87,239)
        Accrued interest                                                       76,031          44,323
        Accrued payroll and payroll taxes                                      27,137          44,609
                                                                         ------------    ------------
                Net cash used in operating activities                              --        (131,884)
                                                                         ------------    ------------
     Cash flows from investing activities:
        Loan disbursement on note receivable                                       --        (320,300)
        Disbursement of deposit                                                    --         (99,500)
                                                                         ------------    ------------
                Net cash used in investing activities                              --        (419,800)
                                                                         ------------    ------------
     Cash flows from financing activities:
        Proceeds from convertible debenture, net                                   --         550,000
        Proceeds from notes payable                                                --              --
        Contributed capital                                                        --          50,000
        Principal payments notes payable and capital leases                        --         (50,464)
                                                                         ------------    ------------
                Net cash  provided by financing activities                         --         549,536
                                                                         ------------    ------------
     Net decrease in cash and cash equivalents                                     --          (2,148)
     Cash and cash equivalents at beginning of period                              --           2,148
                                                                         ------------    ------------
     Cash and cash equivalents at end of period                                    --              --
                                                                         ============    ============
        Cash paid for:
          Interest                                                                 --              --
          Taxes                                                                    --              --

        Schedule of non cash investing and financing activites:

          Settlement of debt and accrued interest with contributed capital     65,186              --

     See accompanying summary of accounting policies and notes to financials

                            REALITY WIRELESS NETWORKS
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)



Note 1- Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of Reality Wireless Networks, Inc. ("Reality", "the Company", "we", "us", "our") have been prepared in accordance with the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended September 30, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year end September 30, 2004 as reported in the 10-KSB have been omitted.

Principles of Consolidation

The financial statements include the accounts of Reality's inactive wholly-owned Canadian subsidiary, 527403 B.C. Limited. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Note 2 - Going Concern

The financial statements have been prepared assuming that Reality will continue as a going concern. Reality has a significant accumulated deficit and working capital deficiency at June 30, 2005, is not active, is in default on all notes payable and is unable to meet its obligations as they come due, all of which raise substantial doubt about Reality's ability to continue as a going concern. In addition, preferred stock and related subscription note receivable was cancelled in May 2005. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Reality be unable to continue as a going concern.

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

Note 3 - Commitments and Contingencies

On July 16, 2004 counsel to Reality received Notices of Hearing and Amended Complaints from the State of California, Department of Industrial Relations, Division of Labor Standards Enforcement, for State Case Number 12-54273 JM, in which plaintiff claims that Reality owes (1) unpaid wages in the amount of $1,240, (2) unpaid reimbursable business expenses of $950.00, and (3) additional wages accrued as a penalty of up to $155.00 per day for "an indeterminate number of days not to exceed thirty days." Reality subsequently failed to reach a settlement and, at hearing on July 16, 2004, judgment was entered against Reality in an amount that has not yet been disclosed but is expected to be approximately $6,840.00

On January 13, 2005, a note holder of the Company, filed a complaint in the Superior Court of the State of Washington, Kings County, alleging that the Company breached its contract under a promissory note to be paid in twenty four monthly installments commencing June 2004, to date one payment has been applied. In July of 2005 the Court entered judgment in favor of note holder in the amount of $209,251.57 plus interest. The Company is actively working to satisfy the judgment.


Note 4 - Related Party Transactions

$150,000 and $208,370 was applied during the nine months ended June 30, 2005 and June 30, 2004, respectively, against outstanding accounts payable balance with a related party legal services vendor and the amounts were credited to legal expenses at the date they were applied. The payments were applied through stock issued to the vendor and, upon liquidation of stock, the vendor applied net sale proceeds against outstanding balance. The party is related as a principal shareholder.

There are Company expenses that have been paid for by principal shareholders, who are also consultants to the Company. The expenses are recorded and expensed as incurred. Payments reduce accounts payable for vendors paid and are treated as contributed capital. Consultants who are related party principal shareholders are issued common stock registered on Forms S-8 (see Note 6).

Note 5 - Debt

Convertible Debentures

As of June 30, 2005, 39,731 shares have been issued for conversion of debentures totaling $550,000, with 36,524 of these issued during the nine months ended June 30, 2005 for $43,526 of debenture principal. As of June 30, 2005 all debentures sold have been converted. The Convertible Debenture Purchase Agreement entered into on October 27, 2003 allowed for $1,000,000 in debentures to be issued/sold by the Company, $450,000 has not yet been issued/sold (the "Convertible Debentures"). On March 31, 2005 the Board authorized the cancellation of 544,313 shares previously held in escrow for HEM Mutual Assurance, LLC. These shares were issued in December 2004 per the Convertible Debenture Purchase Agreement that obligates the Company to maintain a sufficient amount of common stock of the Company in escrow to ensure conversion of the debentures for the benefit of HEM Mutual Assurance, LLC. In anticipation of modifications to the terms for additional financing to reduce the shares provided for convertible debentures, both parties agreed to the return of escrowed shares.

Amortization of debt discount and of debt issue costs for the nine months ended June 30, 2005 were $17,238 and $6,028, respectively. No debt discount or debt issue costs were expensed in the three months ended June 30, 2005 as the last outstanding note was converted in January 2005.

Note 6 -Common Stock

On April 15, 2005, 262,500 shares of common stock were issued for consulting services and legal work. The value of the stock, based on the quoted trading price of $.72-$.92 on the grant date, was $156,500 in total of which $55,000 was expensed for legal work and $25,375 was expensed for consulting services. The remaining $76,125 is on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On April 13, 2005 the Board of Directors of Reality Wireless authorized the issuance of 150,000 shares of unregistered treasury issue section 144 common stock for consulting services provided to the Company by director, CEO. The value of the stock, based on the quoted trading price of $.4 on the grant date, was $60,000 in total of which $15,000 was expensed for employment services. The remaining $45,000 is on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the consulting agreement. Consulting agreement was filed on April 18, 2005 with Securities and Exchange Commission on Form 8-K.

On May 18, 2005 the Board of Directors of Reality Wireless authorized a one-for-four hundred stock split of the Reality Wireless common stock. On May 27, 2005, stockholders of record received one share for every four hundred shares of common stock held of record on May 27, 2005. The stock split has been reflected retroactively in the accompanying financial statements, and all applicable reference as to the number of common shares and per share information has been restated.

On May 27, 2005 the Board of Directors of Reality Wireless authorized the issuance of 17,000,000 shares of unregistered section 144 common stock for consulting services provided to the Company by director, CEO. The value of the stock, based on the quoted trading price of $.67 on the grant date, was $11,390,000 in total of which $949,167 was expensed for employment services. The remaining $10,440,833 is on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the consulting agreement.

On May 27, 2005, 10,000,000 shares of common stock were issued for consulting services and legal work. The value of the stock, based on the quoted trading price of $.72-$.88 on the grant date, was $8,000,000 in total of which $3,600,000 was expensed for legal work and $733,333 was expensed for consulting services. The remaining $3,666,667 is on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On June 15, 2005, 21,250,000 shares of common stock were issued for consulting services and legal work. The value of the stock, based on the quoted trading price of $.04-$.24 on the grant date, was $3,100,000 in total of which $400,000 was expensed for legal work and $225,000 was expensed for consulting and employment services. The remaining $2,475,000 is on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

On June 30, 2005, 112,300,000 shares of common stock were issued for consulting services and legal work. The value of the stock, based on the quoted trading price of $.04-$.24 on the grant date, was $677,250 in total of which $210,000 was expensed for legal work and $38,938 was expensed for consulting services. The remaining $428,312 is on the balance sheet as a contra-equity deferred expense and will be expensed over the life of the various consulting agreements. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

During the nine months ended June 30, 2005, amortization of deferred fees that existed at September 30, 2004 was $456,376 with $177,333 remaining deferred at June 30, 2005 and amortization of deferred fees for stock grants granted in 2005 was $2,901,588 with $17,601,362 remaining deferred at June 30, 2005. Therefore, the total amortization expense for the nine months ended June 30, 2005 of existing and current year deferred fees was $3,357,964 with $17,778,695 remaining deferred at June 30, 2005.

From October 1, 2003 through June 30, 2005, 314,713 shares, net of rescission discussed in Note 5, have been issued to escrow for the remaining convertible debenture. Of the 314,713 shares, 39,732 have been converted and 274,981 remain in an escrow account to be issued upon conversion at a later date, and are not included in earnings per share. As discussed in Note 5, there are currently no convertible debentures owed or available for conversion.

Note 7 - Preferred Stock

On September 22, 2004, the Company sold 51,020 shares of newly designated Series A Convertible Preferred Stock to one purchaser in a transaction exempt from registration under section 4 (2) of the Securities Act. These preferred shares were sold in conjunction with the issuance of a promissory note with Nelana Holdings, LTD. On May 12, 2005, the Company deemed the promissory note uncollectible and therefore, cancelled preferred stock and reversed subscription receivable promissory note (see Note 8.)

Note 8 - Subscription Receivable Promissory Note

On August 23, 2004 the Company signed a promissory note with Nelana Holdings, Ltd., for $100,000. The maker promised to pay $10,000 to the Company by October 15, 2004 and $7,500, plus any accrued interest, by the 5th of each month thereafter, in exchange for 51,020 newly issued Series A Convertible Preferred Stock. To date no payments have been received by the Company. As the Company deems collection unlikely, effective May 12, 2005 the Board authorized the cancellation of the Series A Convertible Preferred Stock (see Note 7). The subscription receivable promissory note was reversed out of the equity section of the balance sheet. The net effect on income statement was approximately $1,200 in interest income reversed.

Note 9 - Subsequent Events

On July 21, 2005 the Company and Arabian Recab For Trading Co., ("Arabian") entered into an agreement to merge Arabian with and into Reality Wireless Networks. The agreement provides that all of the shares of common stock of Arabian issued and outstanding at the time of the share exchange, in connection with the merger, becomes effective under applicable state law and SEC rules and regulations including, among other sections, Regulation 14C (the "Effective Time") will be converted into common stock of Registrant such that the current holder of Arabian common stock will hold 98% of all shares of Registrant's common stock outstanding immediately after the closing of this merger transaction. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Arabian for breach of any of the representations and warranties or covenants of Registrant if such breach is not cured within thirty days of written notice; by Registrant for breach of any Arabian representations and warranties or covenants if such breach is not cured within thirty days of written notice.

In the beginning of July 2005, the Company settled with two outstanding note holders to convert combined outstanding notes payable in the amount of $116,000 into restricted shares of common stock.

On July 21 2005, the Company issued 224,000,000 shares of common stock for consulting services and legal work. The value of the stock, based on the quoted trading price of $.0015-$.0035 on the grant date, was $424,000. The services will be recognized over the services period. These shares are registered pursuant to the Company's Registration Statement on Form S-8.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by Reality Wireless Networks, Inc. ("Reality" or "the Company") in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes;
(3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) the ability of the Company to comply with government regulations; (7) required accounting changes; (8) the Company's ability to meet its debt obligations; and (9) other factors over which Reality has little or no control.

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

On November 10, 2004 the Company and Genesis Electronics, Inc. ("Genesis"), entered into an agreement to merge Genesis with and into Reality Wireless Networks and to rename the Company Genesis Electronics, Inc., (the "Genesis Merger Agreement "). The agreement provided that all of the shares of common stock of Genesis issued and outstanding at the time the merger becomes effective under applicable state law, would be converted into common stock of the Company such that the current holder of Genesis common stock would hold 97% of all shares of the Company's common stock outstanding immediately after the closing of the merger transaction.

Based on the Company's and Genesis' subsequent due diligence assessments and on the Company's opportunity to pursue a merger agreement with Arabian Recab For Trading Co. (as detailed in the paragraph immediately below), Reality and Genesis have restructured the Genesis Merger Agreement such that the Company shall transfer the opportunity to merge with Genesis Electronics, Inc., to Gaq, a wholly-owned subsidiary of the Company, in contemplation of a future merger of GAq with and into Genesis (the "Revised Merger") followed by a distribution of three percent (3%) of the common stock of Genesis Electronics, Inc., to the shareholders of the Company existing at the time immediately prior to the merger between Reality Acquisition, Inc. and Arabian Recab for Trading Co., on a pro rata basis, which distribution shall be conditioned upon Genesis filing a registration statement including such shares and upon the SEC declaring such registration statement effective (the "Distribution"). Concurrent with the filing of the registration statement, Genesis will file a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of Genesis on the Over-The Counter Bulletin Board. As with the Genesis Merger Agreement, the obligation of Genesis to close is conditioned on, among other things, the satisfactory completion of due diligence review. The Revised Merger may also be terminated at any time prior to the Distribution by written agreement; by Genesis for breach of any of the representations and warranties or covenants of the Company if such breach is not cured within thirty days of written notice; by the Company for breach of any Genesis representations and warranties or covenants if such breach is not cured within thirty days of written notice.

On July 21, 2005 the Company and Arabian Recab For Trading Co., ("Recab International"), entered into an agreement to merge a wholly owned subsidiary of the Company with into Recab International and to rename the Company "Recab International Inc," (the "reverse merger"). The agreement provides that all of the shares of common stock of Recab International issued and outstanding at the time of the share exchange, in connection with the merger, becomes effective under applicable state law and SEC rules and regulations including, among other sections, Regulation 14C (the "Effective Time"), will be converted into common stock of the Company such that the current holders of Arabian Recab common stock will hold 98% of all shares of the Company 's common stock outstanding immediately after the share exchange. The agreement may be terminated at any time prior to the Effective Time by written agreement; by Arabian Recab for breach of any of the representations and warranties or covenants of the Company if such breach is not cured within thirty days of written notice; by the Company for breach of any Arabian Recab representations and warranties or covenants if the breach is not cured within thirty days of written notice; by either party upon completion of due diligence.

RESULTS OF OPERATIONS

Retail sales for the three months ended June 30, 2005 and 2004 were $0 and $12,296, respectively. Retail sales for the nine months ended June 30, 2005 and 2004 were $0 and $56,512, respectively. Effective August 31, 2004, the Company no longer provides wireless broadband services to customers, and therefore, no revenue has been collected since this date.

The Company's cost of sales for the three months ended June 30, 2005 and 2004 were $0 and $12,296, respectively. Cost of sales for the nine months ended June 30, 2005 and 2004 were $0 and $55,228, respectively. No cost of sales were incurred in the current fiscal year due to cessation of services provided to customers.

Gross margin for the three months ended June 30, 2005 and 2004 was $0 for both periods. Gross margin for the nine months ended June 30, 2005 and 2004 was $0 and $1,284, respectively Until the articles of merger with Recab International are filed, gross margin will be $0, as there are currently no cost of sales on related inactivity of services provided to customers.

Engineering and development costs for the three months ended June 30, 2005 and 2004 were $0 and $787, respectively. Engineering and development costs for the nine months ended June 30, 2005 and 2004 were $0 and $2,360, respectively. 2004 costs were exclusively depreciation of node head end and bandwidth software. All assets were written-off as abandoned as of September 1, 2004, and therefore, no depreciation was incurred in 2005 fiscal year.

Operating expenses for the three months ended June 30, 2005 and 2004 were $6,982,494 and $2,542,830, respectively. 160,962,500 shares valued at
$23,383,750, fair market value on grant dates of $.0042 - $.92/share, were issued in the three months ended June 30, 2005 of which, as of June 30, 2005, $6,251,813 has been expensed. Operating expenses for the nine months ended June 30, 2005 and 2004 were $8,638,243 and $5,617,388, respectively. 161,313,750 shares valued at $25,477,250, fair market value on grant dates of $.0042-$32/share, were issued in the nine months ended June 30, 2005 of which as of June 30, 2005, $7,875,888 has been expensed. The total amount expensed on deferred contracts and stock issued for legal services in the first three quarters of 2005 was $8,332,264 on remaining balance of $26,110,959, leaving $17,778,695 to be expensed over life of contracts and is recorded on balance sheet as a contra-equity. Legal expenses was reduced by $150,000 and $160,000 in the nine months ended June 30, 2005 and 2004, respectively, due to sale of stock issued to related party legal services vendor. At the time of issuance, legal expenses were increased for the value of stock issued, then, at time of stock sale, legal expenses were decreased and payment applied against outstanding account payable balance.

Interest expense for the three months ended June 30, 2005 and 2004 was $30,884 and $197,983, respectively. Interest expense for the nine months ended June 30, 2005 and 2004 was $109,889 and $435,137, respectively. The first three quarters of 2005 expense included $16,619 accrual for interest on outstanding payroll taxes and $17,238 amortization of debt discount expense. The remaining $76,032 was accrual of interest on outstanding notes payable. The first three quarters of 2004 expense included $14,391 accrual for interest on outstanding payroll taxes and $348,278 beneficial conversion expense related to conversion of $550,000 in cumulative debenture conversions. The remaining $72,468 was accrual of interest on outstanding notes payable.

Settlement loss for the three and nine months ended June 30, 2005 was $0 and $9,814, respectively. The settlement loss was recorded in conjunction with reducing notes payable liability.

Interest income for the three months ended June 30, 2005 and 2004 was $0 and $3,085, respectively and represented accrued interest on subscription receivable and in 2004 I-Element note receivable. Interest income for the nine months ended June 30, 2005 and 2004 was $997 and $7,035 and represented accrued interest on subscription receivable and I-Element note receivable, respectively.

Net loss for the three months ended June 30, 2005 and 2004 was $7,013,378 and $2,671,395, respectively. Net loss for the nine months ended June 30, 2005 and 2004 was $8,767,637 and $6,095,669, respectively.


Liquidity and Capital Resources

At June 30, 2005, the Company had negative working capital of $2.6 million. $1.5 million of this is attributable to bridge financing short-term notes, of which the Company hopes the majority will convert into equity upon funding.

Net cash used in investing activities was $0 and $419,800 for the nine months ended June 30, 2005 and 2004, respectively. The $419,800 represents a note receivable and deposit from IElement, a privately held corporation, in conjunction with potential merge, that has been subsequently terminated and in August 2004 shares related to this deposit were converted into 120,230 shares of I-Element, who later merged with a publicly held company, Mailkey Corporation.

Net cash provided by financing activities was $0 and $549,536 for the nine months ended June 30, 2005 and 2004, respectively. The $549,536 represents a note receivable and deposit from IElement, a privately held corporation, in conjunction with potential merger that was subsequently in August 2004 converted into 178,864 shares The Company has been funding business operations through bridge financing. Management is actively pursuing significant funding to allow for execution of business plan. The Company hopes the majority of bridge loans will convert to equity at time of funding.

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


Factors That May Affect Future Results


Dependence Upon External Financing: The ability of the Company to continue is dependent upon the ability of the Company to raise additional financing either through the issuance of additional stock or the incurrence of debt.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 13, 2005, Brent M. Haines, note holder of the Company, filed a complaint in the Superior Court of the State of Washington, Kings County, alleging that the Company breached its contract under a promissory note. In July of 2005 the Court entered judgment in favor of Mr. Haines in the amount of $209,251.57 plus interest. The Company is actively working to satisfy the judgment.

Item 2. Changes in Securities.

On September 22, 2004, the Company sold 5,102,041 shares of newly designated Series A Convertible Preferred Stock to one purchaser in a transaction exempt from registration under section 4 (2) of the Securities Act. On October 4, 2004, the Company reverse-split the Company's issued and outstanding common stock, options, warrants, and any other securities convertible, bringing the total of outstanding preferred shares from 5,102,041 to 51,020 shares. Due failure of the purchaser to tender payment in full pursuant to the promissory note given in consideration for the preferred shares, the Company demanded and received return of such preferred shares and, on May 10, 2005, the Company cancelled these preferred shares.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

In April of 2005, the Company provided an Information Statement to its stockholders indicating consents had been obtained in sufficient number to authorize the board of directors to effect a 1 for 400 reverse stock split of the common stock. The Company is currently authorized to issue 500,000,000 shares of its common stock of which approximately 434,774,707 shares were issued and outstanding as of May 18, 2005. Shareholders holding in excess of 50% of voting capital stock consented in writing to the proposal. The reverse split, effective May 20, 2005, on a 1 for 400 basis reduced the number of issued and outstanding shares to approximately 1,086,927 shares, but did not reduce the number of authorized shares of common stock. The reverse split did not have any effect on the stated par value of the common stock.

Item 5. Other Information.

The following actions were taken by the Board of Directors of the Company (the "Board") during the period ended June 30, 2005. Where agreements are referenced, such agreements are incorporated herein by reference.

On April 11, 2005, the Board ratified a existing consulting agreements with Terry Byrne, Kevin Evans, and Bradford Van Siclen, and ratified an existing engagement agreement with The Otto Law Group, PLLC, for legal services rendered to the company, and authorized the issuance of 25,000,000 shares, 5,000,000 shares, 25,000 shares and 50,500,000 shares, respectively, of common stock of the Company on Form S-8 to Terry Byrne, Kevin Evans, Bradford Van Siclen, and David M. Otto of The Otto Law Group, respectively.

On May 27, 2005 the Board ratified a existing consulting agreements with Terry Byrne, Bradford Van Siclen and Seth Elliot and ratified an existing engagement agreement with The Otto Law Group, PLLC, for legal services rendered to the company, and authorized the issuance of 1,666,667 shares, 1,666,666 shares, 1,666,667 shares and 5,000,000 shares, respectively, of common stock of the Company on Form S-8 to Terry Byrne, Bradford Van Siclen, Seth Elliot, and David
M. Otto of The Otto Law Group, respectively.

On June 8, 2005 the Board ratified a existing consulting agreements with Terry Byrne, Bradford Van Siclen, Seth Elliot and Kevin Evans, ratified an existing employment agreement with Steve Careaga, and ratified an existing engagement agreement with The Otto Law Group, PLLC, for legal services rendered to the company, and authorized the issuance of 3,333,334 shares, 3,333,333 shares, 3,333,333 shares, 1,000,000 shares, 250,000 shares and 10,000,000 shares, respectively, of common stock of the Company on Form S-8 to Terry Byrne, Bradford Van Siclen, Seth Elliot, and David M. Otto of The Otto Law Group, respectively.

On June 28, 2005 the Board ratified a existing consulting agreements with Terry Byrne, Bradford Van Siclen, Seth Elliot, Arthur Feldman, Keith McNally, Joe Artusa, Don Gross and Timothy Fostick, and ratified an existing engagement agreement with The Otto Law Group, PLLC, for legal services rendered to the company, and authorized the issuance of 16,666,667 shares, 16,666,667 shares, 16,666,666 shares, 2,300,000 shares, 2,300,000 shares, 2,300,00 shares,
2,300,000 shares, 3,100,000 shares and 50,000,000 shares, respectively, of common stock of the Company on Form S-8 to Terry Byrne, Bradford Van Siclen, Seth Elliot, Arthur Feldman, Keith McNally, Joe Artusa, Don Gross, Timothy Fostick, Anthony John Doyle, and David M. Otto of The Otto Law Group, respectively.

 On July 14, 2005 the Board ratified a existing consulting agreements with Terry Byrne, Bradford Van Siclen, Seth Elliot, Kevin Evans, Arthur Feldman, Keith McNally, Joe Artusa, Timothy Fostick and Anthony John Doyle, and ratified an existing engagement agreement with The Otto Law Group, PLLC, for legal services rendered to the company, and authorized the issuance of 30,000,000 shares, 30,000,000 shares, 30,000,000 shares, 4,000,000 shares, 2,300,000 shares,
2,300,00 shares, 2,300,000 shares, 2,300,000 shares, 3,100,000 shares and
50,000,000 shares, respectively, of common stock of the Company on Form S-8 to Terry Byrne, Bradford Van Siclen, Seth Elliot, Kevin Evans, Arthur Feldman, Keith McNally, Joe Artusa, Timothy Fostick, Anthony John Doyle, and David M. Otto of The Otto Law Group, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

------------------------------------------ --------------------------------------- -------------------------------------------
Exhibit Number                             Title of Document                       Location of Document
------------------------------------------ --------------------------------------- -------------------------------------------
3                                          Articles of Incorporation               Incorporated by reference to the 10-SB
                                                                                   Filed on June 15, 1999
------------------------------------------ --------------------------------------- -------------------------------------------
3.1                                        Bylaws                                  Incorporated by reference to the 10-SB
                                                                                   Filed on June 15, 1999
------------------------------------------ --------------------------------------- -------------------------------------------
3.2                                        Certificate of Amendment to Articles    Incorporated by reference to the 10-KSB
                                           of Incorporation                        Filed on April 15, 2002
------------------------------------------ --------------------------------------- -------------------------------------------
3.3                                        Certificate of Amendment to Articles    Incorporated by reference to the 8-K
                                           of Incorporation                        Filed on May 3, 2002
------------------------------------------ --------------------------------------- -------------------------------------------

------------------------------------------ --------------------------------------- -------------------------------------------
3.4                                        Certificate of Amendment to Articles    Incorporated by reference to the 10-QSB
                                           of Incorporation                        filed on August 25,2003
------------------------------------------ --------------------------------------- -------------------------------------------
4.5                                        Amendment No. 11 to Consulting          Incorporated by reference to the S8 filed
                                           Services Agreement between              April 14, 2005
                                           Bartholomew International Investments
                                           and Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.6                                        Amendment No. 5 to Consulting           Incorporated by reference to the S8 filed
                                           Services Agreement between Kevin        April 14, 2005
                                           Evans and Reality Wireless Networks,
                                           Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.7                                        Amendment No. 3 to Consulting           Incorporated by reference to the S8 filed
                                           Services Agreement between Bradford     April 14, 2005
                                           Van Siclen and Reality Wireless
                                           Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.8                                        Amendment No. 12 to Consulting          Incorporated by reference to the S8 filed
                                           Services Agreement between              May 27, 2005
                                           Bartholomew International Investments
                                           and Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.9                                        Amendment No. 4 to Consulting           Incorporated by reference to the S8 filed
                                           Services Agreement between Bradford     May 27, 2005
                                           Van Siclen and Reality Wireless
                                           Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.10                                       Consulting Services Agreement between   Incorporated by reference to the S8 filed
                                           Seth Elliot and Reality Wireless        May 27, 2005
                                           Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.11                                       Amendment No. 13 to Consulting          Incorporated by reference to the S8 filed
                                           Services Agreement between              June 15, 2005
                                           Bartholomew International Investments
                                           and Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.12                                       Amendment No. 5 to Consulting           Incorporated by reference to the S8 filed
                                           Services Agreement between Bradford     June 15, 2005
                                           Van Siclen and Reality Wireless
                                           Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.13                                       Amendment No. 1 to Consulting           Incorporated by reference to the S8 filed
                                           Services Agreement between Seth         June 15, 2005
                                           Elliot and Reality Wireless Networks,
                                           Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.14                                       Amendment No. 2 to Consulting           Incorporated by reference to the S8 filed
                                           Services Agreement between Steve        June 15, 2005
                                           Careaga and Reality Wireless
                                           Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.15                                       Amendment No. 6 to Consulting           Incorporated by reference to the S8 filed
                                           Services Agreement Kevin Evans and      June 15, 2005
                                           Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.16                                       Amendment No. 14 to Consulting          Incorporated by reference to the S8 filed
                                           Services Agreement between              30, 2005
                                           Bartholomew International Investments
                                           and Reality Wireless Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------

------------------------------------------ --------------------------------------- -------------------------------------------
4.17                                       Amendment No. 6 to Consulting           Incorporated by reference to the S8 filed
                                           Services Agreement between Bradford     June 30, 2005
                                           Van Siclen and Reality Wireless
                                           Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.18                                       Amendment No. 2 to Consulting           Incorporated by reference to the S8 filed
                                           Services Agreement between Seth         June 30, 2005
                                           Elliot and Reality Wireless Networks,
                                           Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.19                                       Consulting Services Agreement between   Incorporated by reference to the S8 filed
                                           Arthur Feldman and Reality Wireless     June 30, 2005
                                           Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.20                                       Consulting Services Agreement between   Incorporated by reference to the S8 filed
                                           Keith McNally and Reality Wireless      June 30, 2005
                                           Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.21                                       Consulting Services Agreement between   Incorporated by reference to the S8 filed
                                           Joe Artusa and Reality Wireless         June 30, 2005
                                           Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
4.22                                       Consulting Services Agreement between   Incorporated by reference to the S8 filed
                                           Timothy Fostick and Reality Wireless    June 30, 2005
                                           Networks, Inc.
------------------------------------------ --------------------------------------- -------------------------------------------
31.1                                       Certification by Principal Executive    Attached
                                           Officer
------------------------------------------ --------------------------------------- -------------------------------------------
31.2                                       Certification by Principal Financial    Attached
                                           Officer
------------------------------------------ --------------------------------------- -------------------------------------------
32                                         Certification Pursuant to 906           Attached
------------------------------------------ --------------------------------------- -------------------------------------------

(b) Reports on Form 8-K.

During the period ended June 30, 2005, the Company filed the following reports on Form 8-K:



---------------------------------------- ---------------------------------------
Date of Event Reported                   Items Reported
----------------------                   --------------
---------------------------------------- ---------------------------------------
April 13, 2005                           Items 3.02, 3.03 and 9.01
---------------------------------------- ---------------------------------------
April 21, 2005                           Items 8.01 and 9.01
---------------------------------------- ---------------------------------------

---------------------------------------- ---------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     REALITY WIRELESS NETWORKS, INC.


Dated:  August 29, 2005              /s/ Steve Careaga
                                     -----------------------
                                     By: Steve Careaga
                                     Its:  Chief Executive Officer, Principal
                                     Financial Officer/Acting Chief Financial
                                     Officer, Director