Form 10QSB
period 2005-09-30
REALITY WIRELESS NETWORKS INC
filed 2006-02-03
CIK 1088537

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

                FOR THE QUARTERLY PERIOD ENDED September 30, 2005
                 Securities and Exchange Commission File Number
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

                                 YES [X] NO [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                YES [ ] NO [ X ]

  The number of issued and outstanding shares of the Registrants Common Stock,
        $0.001 par value, as of December 29, 2005, was 498,140,212 issued and outstanding

================================================================================

                         Reality Wireless Networks, Inc.
                    D/b/a Arabian Recab For Trading Co., Ltd

PART - 1 Financial Information

Item - 1 Financial Statements

         Consolidated Balance Sheets as of December 30, 2004
         Consolidated balance Sheets as of September 31, 2005
         Consolidated Statements of Operations for three (3) months ended
                March 30, 2004 & Nine (9) months ended Sept. 30 2004 Consolidated Statements of Operation for Three (3) months ended
                March 30, 2005 & Nine (9) months ended Sept. 30, 2005 Consolidated Statement of Stockholder's Equity for nine (9) months ended Sept. 30 2005
         Consolidated Statements of Cash Flows for the nine (9) months ended
                Sept. 30, 2004
         Consolidated Statements of Cash Flows for the nine (9) months ended
                Sept. 30, 2005

Item - 2 Policies & Note to Consolidated Financial Statements

Item - 3 Management's Discussion and Analysis of Financial Condition and
                Result of Operations.

Item - 4 Controls and Procedures


Item - 5  Other Information

                       ARABIAN RECAB FOR TRADING CO. LTD.
                       (A Saudi Limited Liability Company)
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                DECEMBER 31,2004.
                                  (U.S Dollars)

Item # 1 Financial Statement:

ASSETS
                                                                  2004         2003
                                                                  ----         ----
Current Assets:
         Cash and bank balances                                   166,293      536,195
         Accounts receivable, net (Note 3)                     15,364,298   17,056,807
         Inventory (Note 2b)                                    2,039,390    1,816,169
         Prepayments and other assets (Note 4)                  4,207,365    3,473,111
                                                               ----------   ----------

                  Total current assets                         21,777,346   22,882,282
         Due from Affiliates, net (Note 5)                      4,968,906    3,264,522
         Investment in Affiliated Companies (Notes 2c and 6)      176,267      176,267
         Deferred Installment interest, net (Note 2d and 7)     3,515,126    7,131,402
         Property and Equipment, net (Note 2e and 8a)          14,576,738   24,347,471
         Pre-operating Expenses, net (Notes2f and 9)            1,243,021    1,106,731
         Project Under Progress (Note 10)                         514,892      534,892
         Goodwill, net                                            508,398      554,643
                                                               ----------   ----------
                                                               47,280,694   59,997,477
                                                               ==========   ==========
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
         Short Liabilities:
         Short terms Note payable (Note 11)                     1,186,906    6,665,896
         Accounts payable                                      18,612,569   19,289,058
         Revenue from Deferred Installment interest               581,501    1,609,124
         Accrued expenses and other liabilities (Note 12)       2,845,021    1,561,309
                                                               ----------   ----------
                           Total current liabilities           23,225,997   29,125,387

         Long terms Note payable (Note 11)                      8,386,518    1,068,724
         End of Service Benefits (Note 2g)                        400,518      499,290
                                                               ----------   ----------

                           Total Liabilities                   32,013,033   30,693,401
                                                               ----------   ----------

         Partners' Equity:
                  Capital  (Note 13)                              213,333      213,333
                  Statutory reserve (Note 14)                     106,667      106,667
                  Partners' current account                    13,881,019   27,158,858
                  Retained earnings                             1,066,642    1,825,218
                                                               ----------   ----------

                           Total Partners' Equity              15,267,661   29,304,076
                                                               ----------   ----------

                                                               47,280,694   59,997,477
                                                               ==========   ==========

                                       3

                       ARABIAN RECAB FOR TRADING CO. LTD.
                       (A Saudi Limited Liability Company)
                            BALANCE SHEET (UNAUDITED)
                              SEPETEMBER 30, 2005.
                                  (U.S Dollars)

ASSETS
                                                                9/30/2005    9/30/2004
Current Assets:                                                ----------   ----------
         Cash and bank balances                                    72,106      144,054
         Accounts receivable, net (Note 3)                     12,546,055   13,148,679
         Inventory (Note 2b)                                    1,320,650    1,767,547
         Prepayments and other assets (Note 4)                  3,195,163    3,798,445
                                                               ----------   ----------

                  Total  current assets                        17,133,974   18,858,724

         Due from Affiliates, net (Note 5)                      6,566,109    4,599,561
         Investment in Affiliated Companies (Notes 2c and 6)      176,267      176,267
         Deferred Installment interest, net (Note 2d and 7)     5,321,789    5,597,922
         Property and Equipment, net  (Note 2e and 8a)         11,759,010   14,954,971
         Project Under Progress (Note 10)                         514,892      514,892
                                                               ----------   ----------
                                                               41,472,041   44,702,336
                                                               ==========   ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
         Short Liabilities:
         Short terms Note payable (Note 11)                     8,655,857    1,186,906
         Accounts payable                                       6,307,075   16,687,070
         Revenue from interest in Installment                        --        726,876
         Accrued expenses and other liabilities (Note 12)       2,955,550    2,626,828
                                                               ----------   ----------

                           Total  current liabilities          17,918,482   21,227,679

         Long terms Note payable (Note 11)                     10,328,282    8,386,518
         End of Service Benefits (Note 2g)                        488,829      313,484
                                                               ----------   ----------

                           Total Liabilities                   28,735,593   29,927,681
                                                               ----------   ----------
         Partners' Equity:
                  Capital  (Note 13)                           10,666,667      213,333
                  Statutory reserve (Note 14)                     106,667      106,667
                  Partners' Current Accounts                         --     13,466,951
                  Retained earnings                             1,963,114      987,704
                                                               ----------   ----------
                           Total Partners' Equity              12,736,448   14,774,655
                                                               ----------   ----------

                                                               41,472,041   44,702,336
                                                               ==========   ==========

                                       4

                       ARABIAN RECAB FOR TRADING CO. LTD.
                       (A Saudi Limited Liability Company)
             CONSOLIDATED STATEMENT OF INCOME (3 Months, Unaudited)
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004
                                  (U.S Dollars)

                                        September 30, 2004
                                        ------------------
Revenue                                     7,450,725
Cost of revenue                             5,960,534
                                            ---------
         Gross Income                       1,490,190
Selling and marketing expenses                549,290
General and administrative expenses           679,148
         Operation Net Profit                 261,753
Amortization of deferred installment           36,880
Other income, net                              20,407
                                            ---------
         Net Income (Loss) before Zakat       245,279
         Net Income (Loss) for the period     245,279
                                            =========



                       ARABIAN RECAB FOR TRADING CO. LTD.
                       (A Saudi Limited Liability Company)
             CONSOLIDATED STATEMENT OF INCOME (9 Months, Unaudited)
                     FOR THE PERIOD ENDED SEPTEMBER 30,2004
                                  (U.S Dollars)

                                        September 30, 2004
                                        ------------------
Revenue                                     20,523,086
Cost of revenue                             16,228,213
                                            ----------
         Gross Income                        4,294,873
Selling and marketing expenses               1,521,348
General and administrative expenses          1,842,459
         Operation Net Profit                  931,066
Amortization of deferred installment           110,641
Other income, net                               57,226
                                            ----------
         Net Income (Loss) before Zakat        877,651
         Net Income (Loss) for the period      877,651
                                            ==========

                       ARABIAN RECAB FOR TRADING CO. LTD.
                       (A Saudi Limited Liability Company)
             CONSOLIDATED STATEMENT OF INCOME (3 Months, Unaudited)
                       FOR THE PERIOD ENDED SEPTEMBER 30,2005
                                  (U.S Dollars)

                                        September 30 2005
                                        -----------------
Revenue                                     4,338,382
Cost of revenue                             3,279,317
                                            ---------
         Gross Income                       1,059,065
Selling and marketing expenses                412,790
General and administrative expenses           378,072
         Operation Net Profit                 268,203
Amortization of deferred installment           64,645
Other income, net                              22,924
                                            ---------
         Net Income (Loss) before Zakat       226,481
         Net Income (Loss) for the period     226,481
                                            =========



                       ARABIAN RECAB FOR TRADING CO. LTD.
                       (A Saudi Limited Liability Company)
             CONSOLIDATED STATEMENT OF INCOME (9 Months, Unaudited)
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005
                                  (U.S Dollars)

                                        September 30, 2005
                                        ------------------
Revenue                                     13,063,234
Cost of revenue                             10,017,391
                                            ----------
         Gross Income                        3,045,843
Selling and marketing expenses               1,096,025
General and administrative expenses            913,732
         Operation Net Profit                1,053,494
Amortization of deferred installment           240,458
Other income, net                               76,315
                                            ----------
         Net Income (Loss) before Zakat        871,943
         Net Income (Loss) for the period      871,943
                                            ==========

                       ARABIAN RECAB FOR TRADING CO. LTD.
                       (A Saudi Limited Liability Company)
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
               FOR THE PERIOD (9 Months) ENDED SEPTEMBER 30,2005.
                                  (U.S Dollars)


                                             From 1/1/2005
                                             To 09/30/2005.
                                             -------------
Capital
         Beginning of the period                 213,333
         Transfer to Capital                  10,453,334
                                             -----------

         End of the period                    10,666,667
                                             -----------

Statutory reserve                                106,667

Retained earnings:
         Beginning of the period               1,091,171
         Net income for the period               871,943
                                             -----------

                  End of the period            1,963,114
                                             -----------
Partners' Accounts
         Beginning of the period              13,881,019
         Transfer to Capital from Partners   (10,453,333)
         Partners' Withdrawals                (3,427,686)

                  Total Partners' Equity      12,736,447

                       ARABIAN RECAB FOR TRADING CO. LTD.
                       (A Saudi Limited Liability Company)
                        COMBINED STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2004.
                                  (U.S Dollars)

                                                             September 30, 2004
                                                             ------------------
Cash Flows from Operating Activities:
         Net Income for the Period                                877,651

Adjustments to reconcile net income to net
cash provided by operating activities:
         Depreciation                                           2,009,823
         Amortizing Deferred Installment interest                 261,929
         End of service benefits                                  (90,126)
                                                              -----------


Changes in assets and liabilities:
         Accounts receivable, net                               1,764,380
         Inventory                                               (159,975)
         Pre-payments and other assets                           (815,566)
         Accounts payable                                        (681,440)
Revenue from Deferred Installment interest                       (479,967)
         Accrued expenses and other liabilities                 1,423,804

Net cash provided by operating activities                       4,110,513
                                                              -----------

Cash Flows from Investing Activities:
         Purchases of property and equipment                   (1,611,154)
         Net changes in Deferred Installment interest           3,183,800
         Addition of Organization and Installment  Interest       143,479
         Project under Progress                                    83,066
         Proceeds from sales of property and equipment          9,279,294
                                                              -----------
Net cash used in investing activities                          11,078,486
                                                              -----------

Cash Flows from Financing Activities:
         Net changes in Affiliates balance                        (46,044)
         Net changes in Note payable                            1,838,794
         Dividend distribution                                  (1715,310)
         Partners' Current Account                            (15,508,862)
                                                              -----------

Net cash used in financing activities                         (15,431,422)
                                                              -----------

Net increase in cash and bank balances                           (242,423)
         Beginning cash and bank balances                         386,477
                                                              -----------

Ending cash and bank balances                                     144,054
                                                              ===========

                       ARABIAN RECAB FOR TRADING CO. LTD.
                       (A Saudi Limited Liability Company)
                        COMBINED STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 2005.
                                  (U.S Dollars)
                                                              September 2005
                                                              --------------
Cash Flows from Operating Activities:
         Net Income for the Period                                871,943

Adjustments to reconcile net income to net
cash provided by operating activities:
         Depreciation                                           1,156,096
         Amortizing Deferred Installment interest                 194,638
         End of service benefits                                  175,345
                                                              -----------


Changes in assets and liabilities:
         Accounts receivable, net                                 602,624
         Inventory                                                446,896
         Pre-payments and other assets                            603,282
         Accounts payable                                     (10,379,994)
         Revenue from Deferred Installment interest              (726,876)
         Accrued expenses and other liabilities                   328,723

Net cash provided by operating activities                      (6,727,324)
                                                              -----------

Cash Flows from Investing Activities:
         Purchases of property and equipment                     (557,838)
         Net changes in Deferred Installment interest             276,133
         Proceeds from sales of property and equipment          2,506,531
                                                              -----------
Net cash used in investing activities                           2,224,826
                                                              -----------

Cash Flows from Financing Activities:
         Net changes in Affiliates balance                     (1,966,548)
         Net changes in Note payable                            9,410,715
         Increase in Capital                                   10,453,333
         Partners' Current Account                            (13,466,951)
                                                              -----------


Net cash used in financing activities                          (4,430,550)
                                                              -----------

Net increase in cash and bank balances                            (71,948)
         Beginning cash and bank balances                         144,054
                                                              -----------

Ending cash and bank balances                                      72,106
                                                              ===========

Item # 2    Policies & Notes to Consolidated Financial Statements:
            -----------------------------------------------------

1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended September 30, 2004. These interim financial statements are generated based on the change in fiscal year in accordance with Reality Wireless, Inc.s' recent acquisition of Arabian Recab for Trading Co, Ltd., ("Arabian Recab") and reflect the third quarter financial assessment of Arabian Recab. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

     The financial statements are prepared in accordance with accounting principles generally accepted in Saudi Arabia. The following is a summary of Company's significant accounting policies:

      a)    Accounting Convention- -

            These accompanying financial statement have been prepared under historical cost convention using accrual basis and going concern concepts.

      b)    Inventory - -

            Inventories are stated at the lower of cost or estimated net realizable value. Cost is determined using the weighted average method. Adjustments are made for obsolete and slow moving inventories, if any.

      c)    Investment in Affiliated Companies - -

            Investments in Affiliated Companies represent owner's investment of 50% or greater for using the equity method, accounted for based on the last financial statements for these companies.

      d)    Deferred Installment interest expenses - -

            Deferred Installment interest expenses are amortized using the straight-line method with percentage 10% annually.

      e)    Property and equipment - -

            Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets based on the following annual percentage rates:
                Heavy equipments                       5 - 15%
                Transportation vehicles                    10%
                Buses                                 10 - 25%
                Decoration                              3 -15%
                Motor vehicles                        10 - 25%
                Furniture and fixtures                2.5 -20%
                Electrical Equipment & Computers           20%
                Air Conditions                        10 - 20%
                Office equipment                      10 - 25%
                Pre-fabricated houses                      10%
                Tools                                      25%
                Advertising signs                          20%

      f)    Pre-operating expenses - -

            Pre-operating expenses represent various costs incurred during the period from the formation of the Company until commencement of operations. Pre-operating expenses are amortized using the straight-line method with percentage between 6.67 - 20% annually.

      g)    End of Service benefits - -

            Benefits payable to the employees of the Company's at the end of their services are provided for in accordance with the guidelines set by the Saudi Arabian Labor law.

      h)    Revenue recognition - -

            Revenue is recognized when freight policies are signed upon satisfactory completion of contract services to customers. Other income is recorded when earned.

      i)    Expenses - -

            Selling and distribution expenses comprise of the costs of selling and distributing the products of the Company. Other expenses are classified as General and administrative expenses, which include all direct and indirect expenses that are not related to the cost of sales in accordance with generally accepted accounting principles. Expenses are allocated to general and administrative expenses and cost of sales, if any, using fixed bases.

      j)    Zakat - -

            Under the Zakat regulations of the Kingdom of Saudi Arabaia, Zakat is the obligation of the Company. Estimated Zakat is provided for in the accompanying financial statements and charged to the statement of income.

      k)    Translation of foreign currencies - -

            The accompanying financial statements are denominated in US Dollars. Approximate exchange rates have been used to translate transactions or balances denominated in foreign currencies. There were no material exchange gains or losses incurred during the year.

2-    ACCOUNTS RECEIVABLE, NET

      Accounts receivable comprised of the following as a December 31:

                                                  2004                2003
                                                  ----                ----
         Trade receivable                      16,489,711          18,182,220
         Allowances of doubtful receivable     (1,125,413)         (1,125,413)
                                             ------------        ------------
                  Net                          15,364,298          17,056,807
                                             ============        ============

3-    PRE-PAYMENTS AND OTHER ASSETS

      a) Pre-payments and other assets comprised of the following as of December 31:

                                   2004         2003
                                   ----         ----
Advance payments to suppliers     353,710     864,659
Employees receivable              341,274     476,513
Insurance                         209,807     176,965
L/C &L/G margins                  154,746     271,452
Rents                               5,467     242,846
Unbilled Revenue                     --        95,281
Pre-paid Housing                     --        34,934
Refundable Deposits                  --        31,338
Other Debit balance (Note 5b)   3,142,361   1,279,123
                                ---------   ---------
                                4,207,365   3,473,111
                                =========   =========

      b) This amount includes $1,609,733 related to abandon partner Mansour Al-Qasim as of December 31,2004.

4-    DUE FROM (TO) RELATED PARTIES, NET

      Following is a summary of related parties' balance as of December 31:


                                            2004         2003
                                            ----         ----

Recab for Technology and Construction    2,945,536    2,914,804
Lamion for Restaurant                    1,329,829    1,396,312
Granite Factory Branch                     309,213      278,367
Freight and custom duty Branch             281,244      235,953
Maintenance & Services Branch               65,233       72,646
Hydraulic Branch                            37,018        8,841
Material Transport Branch                      833          833
Gulf Recab Co.                                --        299,830
Abdullah Al-Bajadi Establishment              --           --
Abed Trading Company                          --     (1,690,796)
Dar Al-Mourabha Establishment                 --       (196,967)
Other                                                    55,301
                                        ----------   ----------
                  Net                    4,968,906    3,264,522
                                        ==========   ==========

5-   INVESTMENT IN AFFLIATED COMPANIES

     Investment in Affiliated companies comprised of the following as of December 31 2004:

                                                         Ownership Rate
                                                         --------------

         Recab for Technology and Construction Co.             82%      66,933
         Lamion for Restaurant                               50.2%     109,334
                                                                      --------
                                                                       176,267
                                                                      ========

6-   DEFERRED INSTALLMENT INTEREST, NET

     Deferred Installment Interests comprised of the following as of December 31:

                                             2004            2003
                                             ----            ----
         Pre-operating Expenses            8,788,724      10,266,030
         Disposal and other adjustment    (3,479,987)     (1,488,538)
         Accumulated amortization         (1,793,611)     (1,646,090)
                                         -----------     -----------

                           Net             3,515,126       7,131,402
                                         ===========     ===========


7-   PROPERTY AND QUIPMENT, NET

     a) Property and equipment comprised of the following as of December 31:

                                           2004                     2003
                          ------------------------------------   ----------
                                       Accumulated   Net Book     Net Book
                             Cost     Depreciation    Value        Value
                          ----------   ----------   ----------   ----------
Land (Note 8b)               306,027         --        306,027      306,027
Transportation Vehicles    6,915,633    1,274,664    5,640,969    6,546,203
Heavy Equipments           5,121,283      761,714    4,359,569    7,252,162
Buses                      3,304,646    1,286,392    2,018,254    4,290,593
Machinery and Equip        3,246,776      285,684    2,252,162    1,073,542
Decoration                 2,088,465    1,039,354    1,049,111    4,199,898
Motor Vehicles             1,618,678    1,035,420      583,258    1,054,412
Furniture and fixture        436,931      178,549      258,382      308,873
Eltrc'l Eq.& Computers       159,201       68,808       90,393      105,398
Air Conditions               130,217       70,968       59,249       80,809
Fabricated houses            128,327       29,173       99,154       83,091
Office Equipment             109,233       44,637       64,596       56,985
Tools                         90,303       52,464       37,839       54,040
Advertising Signs             20,100       10,163        9,937        8,980
                          ----------   ----------   ----------   ----------

                          20,429,044    5,852,306   14,576,738   24,347,471
                          ==========   ==========   ==========   ==========

Depreciation was amounted to $ 2,679,764 for year ended December 31, 2004.

8-   PRE-OPERATING EXPENSES. NET

     Pre-operating expenses comprised of the following as of December 31:

                                              2004              2003
                                              ----              ----
         Pre-operating Expenses             1,735,335         1,477,798
         Accumulated amortization            (492,314)         (371,067)
                                          -----------       -----------
                           Net              1,243,021         1,106,731
                                          ===========       ===========

9-   PROJECT UNER PROGRESS:

     Project under progress represent advances to purchase land in Egypt for investment purpose, where the title deed has not yet been issued until this financial statements.

10-  NOTE PAYABLE:

     Note payable (short and long term) represent financing letter of credit to purchase motor vehicles from outside the Kingdom of Saudi Arabia with different maturity dates until 2006.

11-  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities comprised of the following as of December 31:

                                             2004       2003
                                             ----       ----

Salaries and benefits                      921,022     761,273
Dues to Employees                           41,697      83,821
Zakat                                       24,528      39,392
Commission                                  10,316      71,658
Advances from customers                      5,835     440,850
Rent                                          --        63,310
Others                                   1,841,623     101,005
                                         ---------   ---------
                                   Net   2,845,021   1,561,309
                                         =========   =========

12-  CAPITAL

     Capital consist 0f 800 shares of US $266.67 each fully paid and held as of December 31, 2004 and 2003, as follows:

                                           Number
                                     %   of Shares   Amount
                                    ---  ---------  --------
Abdullah Ayed Ali Albajady          60%       480   128,000
Ayid Ali Albajadi Alshahrany        20%       160    42,667
Mohammed Ayed Ali Albajady          10%        80    21,333
Saif Ayed Ali Albajady              10%        80    21,333
                               -------    -------   -------
                                   100%       800   213,333
                               =======    =======   =======

13-  STATUTORY RESERVE

     In accordance with Saudi Arabian Companies Law and the Company's Articles of Association, 10% of the annual net income is required to be transferred to a statutory reserve until this reserve equals 50% of the capital. This limit was attained accordingly, not further transfer is required. This reserve is not available for dividend distribution.


14-  REVENUE

     Revenue comprised of the following for the year ended December 31:

                                2004         2003
                                ----         ----

Trading Branch               16,130,850   21,078,373
Transportation Division      11,201,915   15,551,733
Building Material Division    2,470,134    4,586,203
                             ----------   ----------
                             29,802,899   41,216,309
                             ==========   ==========


15-  SELLING AND MARKETING EXPENSES

     Selling and marketing expenses comprised of the following for the year ended December 31:
                                  2004       2003
                                  ----       ----

Salaries and benefits           704,788     762,220
Rent                            399,739     426,618
Depreciation                    171,433     307,643
Transportation                   26,488      66,483
Maintenance                        --        67,224
Others                          215,810     431,574
                              ---------   ---------
                              1,518,258   2,061,762
                              =========   =========


16-  GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses comprised of the following for the year ended December 31:
                                 2004        2003
                                 ----        ----

Salaries and benefits         1,596,995   1,915,951
Rent                             94,036     204,139
Depreciation                     64,729     357,013
Professional fees                59,133      71,386
Bad debt                           --       134,211
Others                          801,859     748,865
                              ---------   ---------
                              2,616,752   3,431,565
                              =========   =========


17-  RECLASSIFICATIONS

     Certain reclassifications have been made to the 2003 financial statements to conform to the classification used in 2004.

Revenue Recognition:    The Company follows the guidance of the Securities and
                        Exchange Commission' staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the revenue stream of the Company: Revenue is recognized as pro-rated over the service period. A customer's credit card is charged at the first of the month and revenue is earned by the end of the month.
                        Therefore, no deferred revenue is recorded as of month end.

Impairment:             The Company records impairment losses on aging assets
                        used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets less than the assets' carrying amount.

                         Reality Wireless Networks, Inc.
                    D/b/a Arabian Recab For Trading Co., Ltd
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

ITEM # 3  MANAGEMENT DISCUSSION AND ANALYSIS

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) risk associated with the relative lack of conversion liquidity of Saudi Arabia Riyals to United States Dollars (currently the fixed rate of exchange is 1.00 SAR = 0.266649 USD); (6) the ability of the Company to comply with government regulations; (7) required accounting changes; (8) the Company's ability to meet its debt obligations; and
(9) other factors over which Reality has little or no control.

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

In September 2004, the Company changed its strategy due to poor operating conditions and poor operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fiscal fourth quarter of 2004 that committed to the shutting down of its current business and to seek a merger or acquisition transaction with a Company having better financial resources as well as advise such small, private companies on conducting due diligence, strategic positioning and valuation analysis for newly developing businesses. As of September 2004, the Company ceased providing services to customers and disposed of most of its assets, thereby entering a new development phase and formulating a plan to improve its financial position.

On November 10, 2004 the Company and Genesis Electronics, Inc. ("Genesis"), entered into an agreement to merge Genesis with and into Reality Wireless Networks and to rename the Company Genesis Electronics, Inc., (the "Genesis Merger Agreement "). The agreement provided that all of the shares of common stock of Genesis issued and outstanding at the time the merger becomes effective under applicable state law, would be converted into common stock of the Company such that the current holder of Genesis common stock would hold 97% of all shares of the Company's common stock outstanding immediately after the closing of the merger transaction. Based on the Company's and Genesis' subsequent due diligence assessments and on the Company's opportunity to pursue a merger agreement with Arabian Recab For Trading Co. (as detailed in the paragraph immediately below), Reality and Genesis restructured the Genesis Merger Agreement such that the Company transferred the opportunity to merge with Genesis Electronics, Inc., to Genesis Acquisitions Corp. ("GAq"), a wholly-owned subsidiary of the Company, effecting a merger of GAq with and into Genesis (the "Revised Merger"), which Revised Merger provides for a distribution of three percent (3%) of the common stock of Genesis Electronics, Inc., to the shareholders of the Company existing at the time immediately prior to the merger between Reality Acquisition, Inc. and Arabian Recab for Trading Co., on a pro rata basis, and which distribution is conditioned upon Genesis filing a registration statement including such shares and upon the SEC declaring such registration statement effective (the "Distribution"). Concurrent with the filing of the registration statement, Genesis intends will file a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of Genesis on the Over-The Counter Bulletin Board.

On July 21, 2005 the Company and Arabian Recab For Trading Co., ("Arabian Recab"), entered into an agreement to merge a wholly owned subsidiary of the Company with into Arabian Recab and to rename the Company "Recab International," which was subsequently amended, effective August 19, 2005 (the "reverse merger" or "Merger Agreement"). The agreement provides that all of the shares of common stock of Arabian Recab issued and outstanding at the time the merger (the "Effective Time") are converted into common stock of the Company such that the holders of Arabian Recab equity interests prior to the Effective Time will hold 98% of all shares of the Company 's common stock outstanding immediately after the share exchange.

In connection with the Merger Agreement, the Company changed its Fiscal Year end to December 31. As disclosed on Form 8-K filed November 3, 2005, the Company's principal, independent accountant engaged to audit the Company's financial statements, Salberg & Company, P.A. ("Salberg"), notified the registrant of its resignation. Salberg had provided a report on Form 10-KSB for the fiscal year ended September 30, 2004. Salberg's 2004 report was modified to reflect an uncertainty as to the Corporation's ability to continue as a going concern but did not otherwise contain any adverse opinion or disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principals. The Company subsequently engaged AlAzem, AlSudairy & AlNemer, a Saudi Arabia based affiliate of Horwath International, specifically for the purpose of completing US GAAP compliant audits in connection with the reverse merger, which were filed on Form 8-K dated December 22, 2005. The Company is currently seeking to engage a United States based principal account do conduct its audits and review its SEC filings.

Arabian Recab is a Saudi Arabian based operating Company primarily focusing on transportation, transportation-related industries and in construction materials. Arabian Recab operates four primary divisions, including Automobile & Automotive Equipment Importation (into Saudi Arabia), Transportation & Logistics, Private Transportation, and Building Materials & Concrete Products.

GENERAL

      Arabian Recab for Trading Co, Ltd., is a limited liability Company operating in the Kingdom of Saudi Arabia under Commercial Registration No. 1010150978 issued in Riyadh and dated 18/5/1429H (corresponding to 9/9/1998).

      The Company operates the following business divisions:

      o The Building Material Division operating under Commercial Registration No. 1010150978 issued in Riyadh and dated 18/5/1419H (corresponding to 9/9/1998), engages in the wholesale and retail trading in motor vehicles, spare parts, heavy equipment and related spare parts, maintenance of the heavy equipment, buying land to construct up building for investment purposes through selling or renting these building, general construction activities of roads, water sewage, dams electromechanical works, ornamentation, decoration and buildings construction.

      o The Transportation Division, Ministerial License No. 68 dated 28/3/1420H (corresponding to 7/12/1999), engages in school transportation, Ministerial license No. 2532 dated 4/3/1421H (corresponding to 6/7/2000), land transport of goods and belongings and operating under Sub Commercial Registration No. 1010150978/003 issued in Riyadh and dated 12/7/1421H (corresponding to 10/10/2000).

      o The Trading Branch operating under Commercial Registration No. 1010150978/005 issued in Riyadh (Traffic department letter No. 7/2/5262 dated 28/10/1421H corresponding to 1/23/2001), engages in buying and selling of motor vehicles, trucks, and equipments.

                         Reality Wireless Networks, Inc.
                    D/b/a Arabian Recab For Trading Co., Ltd
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Forward-looking Statements:

Certain statements on this report on form 10 QSB as well as statements that will be made by the Arabian Recab for Trading in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute a "forward-looking statement" within the meaning of the private securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the "forward-looking statements". Such factors include, among other things:

                  1) General economic & Business Conditions; 2) Interest rate changes; 3) Relative stability of the debt & Equity markets; 4) Competitions; 5) risk associated with the relative lack of conversion liquidity of Saudi Arabia Riyals to United States Dollars (currently the fixed rate of exchange is 1.00 SAR = 0.266649 USD);
            6) Government regulations; 7) Required accounting changes; 8) Other factors which Recab has little or no control

Management Discussion:

The sales (revenues) decreased by 28% between 2003 & 2004 and by 75% between 2004 and the 3rd quarter of 2005. The decline is due to the downsizing of the commercial sector due to inadequate finance and the closing down of three income generating facilities due to management problems. The facilities are:

            1.    The Stone Crusher in Jeddah
            2.    The Stone Crusher in Makkah
            3.    The Ready Mix Factory in Jeddah

Management believes that these facilities will be re-established and re-operated within the 1st half of the year 2006. Management expects to sell certain holdings of real property, which is expected to generate approximately USD $2.5 Million and which sum will be dedicated to the reinstallation of these facilities.

Assets:

The decline in the assets over 2003, 2004 and 2005 is due to the sale of aging vehicles, which we intend to replace by leasing to meet the requirements of our clients (SABIC, AMERICANA etc.,) including, primarily, trucks with special specifications that we are seeking to secure shortly.

Accounts Payable:

The decline in Accounts Payable is due to re-scheduling of debts with significant creditors including JUFFALI (major Mercedes Benz agent in Saudi Arabia). As a result of the re-scheduling, the debts to JUFFAL, against which Promissory Notes are consequently issued, become payable over six years. The rescheduling is also evident in the increase in short-term payables, which in turn led to increase in current liabilities for 2004 and 2005.

                         Reality Wireless Networks, Inc.
                    D/b/a Arabian Recab For Trading Co., Ltd
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Partners Current Account

The decrease in Partners Current Account due to:

      1.    Settlement of accounts with an outgoing Partner (Mr. Mansour
            Al-Qasim).
      2. Transfer made from existing Partners' Current Account to the Capital Account to raise the capital to USD $10.6M.

Ratio Analysis:

The table below shows the major business ratios for years 2003, 2004 & 9 months of 2005.

--------------------------------------------------------------------------------------------------
                                                2003               2004        2005 (9Months)
--------------------------------------------------------------------------------------------------
Gross Margin                                    18%                18%               23%
--------------------------------------------------------------------------------------------------
Net Margin                                      2.8%               3.2%             6.7%
--------------------------------------------------------------------------------------------------
Current Ratio                                 0.78 : 1           0.93 : 1         0.96 : 1
--------------------------------------------------------------------------------------------------
Test Acid Ratio                               0.72 : 1           0.84 : 1         0.88 : 1
--------------------------------------------------------------------------------------------------
Receivables Turnover                          151 days           188 days         350 days
--------------------------------------------------------------------------------------------------
Payable Turnover                              170 days           227 days         176 days
--------------------------------------------------------------------------------------------------
Inventory Turnover                            16 days            25 days           37 days
--------------------------------------------------------------------------------------------------
Gearing  Ratio                                  3.7%               2.5%             8.1%
--------------------------------------------------------------------------------------------------
ROE                                              4%                6.4%             6.8%
--------------------------------------------------------------------------------------------------
ROI                                              4%                6.4%             6.8%
--------------------------------------------------------------------------------------------------
W/Capital                                    (6,243,105)       (1,448,651)        (784,508)
--------------------------------------------------------------------------------------------------


Management:

The Company is managed by a group of individuals who have experience in running businesses specifically in Saudi Arabia and generally throughout the Gulf. Engineer Abdullah Al-Shahrani, who was the CEO before the current reverse merger with Reality Wireless Networks, Inc., had 15 years experience in project management and maintenance at the Ministry of Interior before he resigned to establish as the Arabian Recab for Trading Co. Mr. Abdullah Al-Shahrani is assisted by a group of Executive Managers who are university graduates in Engineering, along with other disciplines. The Finance Team consists of Mr. Ali Abed, The Financial Controller, who is a graduate of Accounting with more than 25 years experience in managing finance at large-scale companies in Saudi Arabia. The Financial Consultant, Mr. El-Fadil A. Mohammed, is an MBA and qualified Chartered Banker from UK with a background in Finance and Business consultancy who is now assisting with financial planning and feasibility studies of projects and contracts. Mr. El-Fadil has 15 years of Business and Finance Consultancy experience. Working beneath this upper level management team, the Company has carefully selected a group of employees in view of achieving the performance targets of the Company.

Profitability:

The Company has been operating profitability for the last 10 years, driven by the region's growth in the transportation and construction sectors, which provides sufficient demand for the Company products. Management believes that it has successfully anticipated and realized opportunities available from this demand and to, in turn, build relationships with suppliers and customers during this period.

Over the last two years and up to the first 9 months of the year 2005, the Company has been achieved increasing Gross & Net Margins. We believe that the conditions giving rise to profit margins of the Company are fairly stable and potentially poised for significant increase over the next two years, as we intend to allocate more financing into the activities of the Company. Additionally, the Company is planning activate to its newly acquired Mining Businesses and Telecommunication businesses, for which it is currently undertaking surveys and redeveloping operations strategies, respectively. The Company intends to enhance its long-term profitability with additional, focused acquisitions.

Current Ratio:

The Company has sound Current and quick Liquidity Ratio taking into account the nature of the Company's business. In our assessment as management the Liquidity Ratios are positive and we do not expect to face any material liquidity challenges in the foreseeable future. The Company is currently able to meet all its daily liquidity requirements.

Receivable & Payables Turnover:

The Company is currently granting generous credit terms to customers in an effort to stimulate sales and enhance its customer base and believes that its current liquidity provides this opportunity. In Saudi Arabia customers are often attracted to, and retained by, the credit period that a Company is prepared compared with the Company's competitors. Furthermore the Company is receiving an even more generous credit terms from suppliers.

Inventory Turnover:

The Company has healthy Inventory Turnovers. This due to the fact that at least 75% of the Company income over the past three years has been coming from Auto & Heavy Equipments leases, which are characterized by low risk, relatively low return but high turnovers.

Gearing:

The Company had low gearing in the years 2003 & 2004 because the Company did not to resort to external finance except when deemed advantageous or unavoidable. The Company relies primarily on suppliers credits that are short-term in nature. The increase in gearing during 2005 arises from the Company's use of its liquidity to pay off an outgoing partner and settle short-term debts, which the Company chose to meet with short-term bank loans.

Return of Equity & ROI:

The Return on Equity & Investment has increased in real terms over the last three fiscal years. We expect that the rates of return will continue to increase as we direct more funding into expansion of the Company's operating activities. The Company's activities have thus far provided return for investors who have low risk tolerance. We believe that investors seeking higher returns will find the Company to be a favorable opporunity over the next two years.

Working Capital:

The progressive improvement in the Company's liquidity has been reflected by the decrease in the deficit of working capital. We expect the Company to show positive working capital during the first half of the year 2006.

                         Reality Wireless Networks, Inc.
                    D/b/a Arabian Recab For Trading Co., Ltd
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Specific Market Risks:

Competition:      With the sustained growth in the Saudi economy it is
                  foreseeable that other companies may enter the market to compete with Arabian Recab. Based on its established market position, management expects Arabian Recab to successfully compete against any new entrants, using its accumulated experience established relationships with its clients.

Financing:        Because of the relatively low margins in the transportation market and the management risks involved, banks are not eager to direct capital to the business of the Company. Our current strategy, therefore, is to shift away from debt market financing and grow by acquisitions and by issuing debts and equity through private placements.

Pricing: Contracts are pricing-sensitive and, as a result of the long-term nature of some of our contracts and potential volatility among suppliers, there exists the possibility that supplier prices may increase, impairing our margin.

                         Reality Wireless Networks, Inc.
                    D/b/a Arabian Recab For Trading Co., Ltd
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Item # 4 Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure Controls and procedures" in Rule 13a-14 ( c ). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer / Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed it evaluation.

                         Reality Wireless Networks, Inc.
                    D/b/a Arabian Recab For Trading Co., Ltd
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Item # 5 The Other information:

The Company focuses on managed growth through acquisitions and intends to finance such acquisitions through equity financing such as acquisitions in exchange for the issuance of shares. Currently the Company is negotiating to acquire Recab for Re-construction and Technology to provide the Company with a stronger base in the construction market, a rapidly expanding industry in the Persian Gulf region, in general, and Saudi Arabia in particular. If successful, the acquisition would have the potential to generate contracts in excess of USD $500 Million with a profit margin of approximately 10% over five years.

The Company expects, in the near term, to conclude an acquisition with Advanced Contracting Systems, a company based in the Eastern province in Saudi Arabia (Dammam). The acquisition would provide Recab with foothold in the Eastern area giving the Company access to contracts with the potential to eclipse USD $50 Million with profit margin of over 30% over a two year period.

The Company is also negotiating to acquire the Sharjah Environmental Company, a Dubai based Company that operates in environmental clearing aspects. The merger, if realized, is expected to generate contracts of approximately US $ 35 Million over 3 years with profit margin of up to 60%.

Company's Future:

Management's assessment of the Company's current state provides confidence in its ability to continue to exist as a going on concern for the foreseeable future. The Company is currently based and operating within an expanding economy where the demand for the Company products is expected to continue to rise in the future. The Company's market reputation provides an opportunity to take advantage of the macro economic strength of the market.

The Company is currently restructuring its management, finance operations and processes to take advantage of the rapid expansion of the economies of the Persian Gulf. The management of the Company believes that gross turnover could exceed US $400 Million during the period including 2004-2008.

Conclusion:

The financial statements of the Company are satisfactory to management and reflect an accurate picture of the Company. Management believes that it can generate improved results during the year 2006.

                         Reality Wireless Networks, Inc.
                    D/b/a Arabian Recab For Trading Co., Ltd
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

The following actions were taken by the Board of Directors of the Company (the "Board") during the period ended September 30, 2005. Where agreements are referenced, such agreements are incorporated herein by reference.

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

On August 18, 2005 the Board ratified a existing consulting agreements with Terry Byrne, Bradford Van Siclen, and Anthony John Doyle, and ratified an existing engagement agreement with The Otto Law Group, PLLC, for legal services rendered to the Company, and authorized the issuance of 22,500,000 shares, 22,500,000 shares, 22,500,000 shares, and 45,000,000 shares, respectively, of common stock of the Company on Form S-8 to Terry Byrne, Bradford Van Siclen, Anthony John Doyle, and David M. Otto of The Otto Law Group, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

--------------------------------------------------------------------------------------------------------------
Exhibit Number              Title of Document                      Location of Document
--------------------------------------------------------------------------------------------------------------
3                           Articles of Incorporation              Incorporated by reference to the 10-SB
                                                                   Filed on June 15, 1999
--------------------------------------------------------------------------------------------------------------
3.1                         Bylaws                                 Incorporated by reference to the 10-SB
                                                                   Filed on June 15, 1999
--------------------------------------------------------------------------------------------------------------
3.2                         Certificate of Amendment to Articles   Incorporated by reference to the 10-KSB
                            of Incorporation                       Filed on April 15, 2002
--------------------------------------------------------------------------------------------------------------
3.3                         Certificate of Amendment to Articles   Incorporated by reference to the 8-K
                            of Incorporation                       Filed on May 3, 2002
--------------------------------------------------------------------------------------------------------------
3.4                         Certificate of Amendment to Articles   Incorporated by reference to the 10-QSB
                            of Incorporation                       filed on August 25,2003
--------------------------------------------------------------------------------------------------------------
4.5                         Amendment No. 11 to Consulting         Incorporated by reference to the S8 filed
                            Services Agreement between             April 14, 2005
                            Bartholomew International Investments
                            and Reality Wireless Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.6                         Amendment No. 5 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Kevin       April 14, 2005
                            Evans and Reality Wireless Networks,
                            Inc.
--------------------------------------------------------------------------------------------------------------
4.7                         Amendment No. 3 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Bradford    April 14, 2005
                            Van Siclen and Reality Wireless
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.8                         Amendment No. 12 to Consulting         Incorporated by reference to the S8 filed
                            Services Agreement between             May 27, 2005
                            Bartholomew International Investments
                            and Reality Wireless Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.9                         Amendment No. 4 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Bradford    May 27, 2005
                            Van Siclen and Reality Wireless
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.10                        Consulting Services Agreement between  Incorporated by reference to the S8 filed
                            Seth Elliot and Reality Wireless       May 27, 2005
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.11                        Amendment No. 13 to Consulting         Incorporated by reference to the S8 filed
                            Services Agreement between             June 15, 2005
                            Bartholomew International Investments
                            and Reality Wireless Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.12                        Amendment No. 5 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Bradford    June 15, 2005
                            Van Siclen and Reality Wireless
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.13                        Amendment No. 1 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Seth        June 15, 2005
                            Elliot and Reality Wireless Networks,
                            Inc.
--------------------------------------------------------------------------------------------------------------

                                       26

--------------------------------------------------------------------------------------------------------------
4.14                        Amendment No. 2 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Steve       June 15, 2005
                            Careaga and Reality Wireless
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.15                        Amendment No. 6 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement Kevin Evans and     June 15, 2005
                            Reality Wireless Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.16                        Amendment No. 14 to Consulting         Incorporated by reference to the S8 filed
                            Services Agreement between             30, 2005
                            Bartholomew International Investments
                            and Reality Wireless Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.17                        Amendment No. 6 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Bradford    June 30, 2005
                            Van Siclen and Reality Wireless
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.18                        Amendment No. 2 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Seth        June 30, 2005
                            Elliot and Reality Wireless Networks,
                            Inc.
--------------------------------------------------------------------------------------------------------------
4.19                        Consulting Services Agreement between  Incorporated by reference to the S8 filed
                            Arthur Feldman and Reality Wireless    June 30, 2005
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.20                        Consulting Services Agreement between  Incorporated by reference to the S8 filed
                            Keith McNally and Reality Wireless     June 30, 2005
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.21                        Consulting Services Agreement between  Incorporated by reference to the S8 filed
                            Joe Artusa and Reality Wireless        June 30, 2005
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.22                        Consulting Services Agreement between  Incorporated by reference to the S8 filed
                            Timothy Fostick and Reality Wireless   June 30, 2005
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.23                        Amendment No. 15 to Consulting         Incorporated by reference to the S8 filed
                            Services Agreement between             July 21, 2005
                            Bartholomew International Investments
                            and Reality Wireless Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.24                        Amendment No. 7 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Bradford    July 21, 2005
                            Van Siclen and Reality Wireless
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.25                        Amendment No. 3 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Seth        July 21, 2005
                            Elliot and Reality Wireless Networks,
                            Inc.
--------------------------------------------------------------------------------------------------------------
4.26                        Amendment No. 7 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement Kevin Evans and     July 21, 2005
                            Reality Wireless Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.27                        Amendment No. 1 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Arthur      July 21, 2005
                            Feldman and Reality Wireless
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------

                                       27

--------------------------------------------------------------------------------------------------------------
4.28                        Amendment No. 1 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement Keith McNally and
                            July 21, 2005 Reality Wireless
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.29                        Amendment No. 1 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Joe Artusa  July 21, 2005
                            and Reality Wireless Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.30                        Amendment No. 1 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Timothy     July 21, 2005
                            Fostick and Reality Wireless
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.31                        Consulting Services Agreement between  Incorporated by reference to the S8 filed
                            Anthony John Doyle and Reality         July 21, 2005
                            Wireless Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.32                        Amendment No. 16 to Consulting         Incorporated by reference to the S8 filed
                            Services Agreement between             September 1, 2005
                            Bartholomew International Investments
                            and Reality Wireless Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.33                        Amendment No. 8 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Bradford    September 1
                            Van Siclen and Reality Wireless
                            Networks, Inc.
--------------------------------------------------------------------------------------------------------------
4.34                        Amendment No. 1 to Consulting          Incorporated by reference to the S8 filed
                            Services Agreement between Anthony     September 1
                            John Doyle and Reality Wireless
                            Networks, Inc
--------------------------------------------------------------------------------------------------------------
31.1                        Certification by Principal Executive   Attached
                            Officer
--------------------------------------------------------------------------------------------------------------
31.2                        Certification by Principal Financial   Attached
                            Officer
--------------------------------------------------------------------------------------------------------------
32                          Certification Pursuant to 906          Attached
--------------------------------------------------------------------------------------------------------------

(b) Reports on Form 8-K.

During the period ended September 30, 2005, the Company filed the following reports on Form 8-K:



--------------------------------------------------------------------------------
Date of Event Reported                       Items Reported
--------------------------------------------------------------------------------
July 21, 2005                                Items 1.01 and 9.01
--------------------------------------------------------------------------------
October 20, 2005                             Items 1.01 and 5.03
--------------------------------------------------------------------------------
November 3, 2005                             Items 4.01 and 9.01
--------------------------------------------------------------------------------
December 22, 2005                            Item 9.01
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        REALITY WIRELESS NETWORKS, INC.


Dated: February 2, 2006                 /s/ Steve Careaga
                                        -----------------------
                                        By: Steve Careaga
                                        Its:  Chief Executive Officer, Principal
                                        Financial Officer/Acting Chief Financial
                                        Officer, Director