Form 10QSB/A
period 2005-06-30
REALITY WIRELESS NETWORKS INC
filed 2006-03-24
CIK 1088537

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


                                     REALITY WIRELESS NETWORKS, INC.


Dated:  March 23, 2006               /s/ Steve Careaga
                                     -----------------------
                                     By: Steve Careaga
                                     Its:  Chief Executive Officer, Principal
                                     Financial Officer/Acting Chief Financial
                                     Officer, Director